Form 10-Q/A
period 1995-04-30
MCA FINANCIAL CORP /MI/
filed 1996-06-07
CIK 880935

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-Q/A
                                Amendment No. 1
                                      to
                [X] Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the Quarterly Period ended April 30, 1995

              [ ] Transition Report Under Section 13 or 15(d) of
                          the Securities Exchange Act
                  for the Transition Period From      to

                        Commission File Number 333-4837

                              MCA FINANCIAL CORP.
                           (Exact name of Registrant
                         as specified in its charter)

       Michigan                                      38-3014001
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

                 23999 Northwestern Hwy., Southfield, MI 48075
                   (Address of principal executive offices)

                                (810) 358-5555
                (Issuer's Telephone Number, including area code)

                                      N/A
                               (Former Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES XX                        NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of April 30, 1995, there were outstanding 459,342 shares of the issuer's common stock (including shares subject to forfeiture).

Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        The following exhibit is filed with this report:

            10.01 Line of credit agreement dated March 17, 1995, among the Registrant, MCA Realty and Mortgage Company (F.K.A. RIMCO Realty and Mortgage Co.) and Comerica Bank (Exhibits B, E, F and G to this Exhibit 10.01 are filed with this Amendment).

        (b)  Reports on Form 8-K.
             The Company was not required to file any current reports on Form 8-K during the quarter ended April 30, 1995.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MCA FINANCIAL CORP.


Dated:  June 7, 1996                    By: /S/ Patrick D. Quinlan
                                            ------------------------------
                                            Patrick D. Quinlan,
                                            Chairman (Principal Executive
                                            Officer)


Dated:  June 7, 1996                    By: /S/ Keith D. Pietila
                                            ------------------------------
                                            Keith D. Pietila,
                                            Executive Vice President
                                            (Principal Financial and
                                            Accounting Officer)

                                 Exhibit Index


Exhibit No.           Description

10.01 Line of credit agreement, dated March 17, 1995, among the Registrant, MCA Mortgage and Realty Company (F.K.A. RIMCO Realty and Mortgage Co.) and Comerica Bank (Exhibits B, E, F and G to this
                      Exhibit 10.01 are filed with this Amendment).