Form 10-Q
period 1996-04-30
MCA FINANCIAL CORP /MI/
filed 1996-06-13
CIK 880935

Securities and Exchange Commission
                                 Washington, D.C. 20549

                                        Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period ended April 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ------- to ------------

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

                                     (810) 358-5555
                  (Registrant's Telephone Number, including area code)

                                           N/A
                     (Former Name, Former Address, and Former Fiscal
                           Year, if Changed Since Last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [XX]                        NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of April 30, 1996, there were outstanding 478,643 shares of the issuer's common stock (including shares subject to forfeiture).

                             PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   MCA FINANCIAL CORP.
                               CONSOLIDATED BALANCE SHEET

                                         ASSETS
                                        April 30
                                          1996           January 31
                                       (Unaudited)          1996
                                       -----------       ----------

Cash                                   $   961,302       $  2,730,408
Land contracts held for resale           9,515,610         11,484,877
Mortgages held for resale               74,942,375         63,306,372
Accounts receivable                      8,524,202          9,722,527
Accounts receivable, related parties     8,863,132          8,256,090
Purchased servicing rights, net         22,830,599         27,293,358
Investments                              2,441,816          2,492,816
Syndication participations                  45,881             67,903
Real estate held for resale                267,858            392,013
Furniture and equipment, net             4,851,275          4,856,330
Deferred charges and other assets        4,591,238          4,587,947
                                       -----------        -----------
                                      $137,835,288       $135,190,641
                                       ===========        ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Notes payable                         $ 94,777,412       $ 86,597,703
Subordinated debentures                 10,501,000          9,174,000
Accounts payable                        19,197,538         25,206,687
Accounts payable-related parties         2,567,647          1,693,311
Accrued interest and other expenses      1,137,766          2,058,080
Deferred federal income tax                300,000            300,000
                                       -----------        -----------
                                       128,481,363        125,029,781
                                       -----------        -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock
 Authorized 3,750,000 shares
 No par, stated value $.01 each.
 Issued and outstanding, 448,617 shares at
 January 31, 1996 and 448,617 shares at
 April 30, 1996.                             4,486               4,486
Preferred stock (Series A)
 Authorized 500,000 shares, $10 stated
 value.
 Issued and outstanding 203,022 shares
 at January 31, 1996 and April 30, 1996. 2,030,220            2,030,220
Preferred stock (Series B)
 Authorized 750,000 shares, $10 stated
 value.
 Issued and outstanding 336,619 shares
 at January 31, 1996 and April 30, 1996. 3,366,190            3,366,190
 Additional paid-in-capital              3,457,251            3,457,251
 Retained earnings                         495,778            1,302,713
                                       -----------          -----------
                                         9,353,925           10,160,860
                                       -----------          -----------
                                      $137,835,288         $135,190,641
                                       ===========          ===========



                     See notes to consolidated financial statements

                                   MCA FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                      Three Months        Three Months
                                          Ended               Ended
                                     April 30, 1996      April 30, 1995
                                     --------------      --------------

REVENUES

Gain on sale of land contracts      $     600,104        $     723,206
Gain on sale of real estate               351,701              128,523
Gain on sale of real estate-related
 parties                                1,690,000              652,421
Gain on bulk sales of servicing rights  1,915,486              678,813
Mortgage origination fees and gain on
 sale of mortgages                      3,212,184            2,124,337
Servicing fees                          1,700,919            1,389,846
Interest income                         1,661,405              828,657
Other income                              286,536              225,093
                                       ----------           ----------

         Total revenues                11,418,335            6,750,896
                                       ----------           ----------

EXPENSES

Payroll                                 3,727,558            2,728,398
Interest                                2,278,810            1,407,253
Commissions                             1,667,349              892,679
Professional services                     415,293              291,312
Depreciation                              150,091              118,759
Amortization                            1,125,709              454,914
General and administrative              3,039,049            2,096,767
                                       ----------           ----------
         Total expenses                12,403,859            7,990,082
                                       ----------           ----------

         INCOME <LOSS> BEFORE
         FEDERAL INCOME
         TAXES                           (985,524)           (1,239,186)

Provision (credit) for federal
 income taxes                             300,000               402,000
                                      -----------            ----------

         NET INCOME <LOSS>          $    (685,524)          $  (837,186)
                                      ===========            ==========

Earning <loss> per share            $       (1.53)          $     (2.07)
                                      ===========            ==========

Weighted average number of
  shares outstanding                      448,617               404,906
                                      ===========            ==========










                     See notes to consolidated financial statements

                                   MCA FINANCIAL CORP.
        CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY
                                       (Unaudited)

                       Three Months Ended April 30, 1996 and 1995



                            COMMON    PREFERRED STOCK   PREFERRED STOCK     ADDITIONAL      RETAINED
                            STOCK       SERIES A          SERIES B        PAID-IN CAPITAL   EARNINGS     TOTAL

Balance, January 31, 1995  $ 4,049    $   2,030,220     $   3,366,190     $  2,717,030      $ 1,172,823  $ 9,290,312

  Net  Loss                      -                -                 -                -         (837,186)    (837,186)
  Issuance of Common Stock     200                -                 -          599,559                -      599,759
  Preferred Stock Dividends      -                -                 -                -         (115,419)    (115,419)
                            ------     ------------      ------------      -----------       ----------   ----------

Balance April 30, 1995     $ 4,249    $   2,030,220     $   3,366,190     $  3,316,589      $   220,218  $ 8,937,466
                            ======     ============      ============      ===========       ==========   ==========

Balance, January 31, 1996  $ 4,486    $   2,030,220     $   3,366,190     $  3,457,251      $ 1,302,713  $10,160,860

 Net Loss                        -                -                 -                -         (685,524)    (685,524)
 Issuance of Common Stock        -                -                 -                -                -            -
 Preferred Stock Dividends       -                -                 -                -         (121,411)    (121,411)
                            ------     ------------      ------------      -----------       ----------   ----------
Balance, April 30, 1996    $ 4,486    $   2,030,220     $   3,366,190     $  3,457,251      $   495,778  $ 9,353,925
                            ======     ============      ============      ===========       ==========   ==========





















                        See notes to consolidated financial statements

                                   MCA FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                           Three Months      Three Months
                                          Ended April 30    Ended April 30
                                               1996              1995
                                          ---------------   --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                                  $   (685,524)     $  (837,186)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                1,275,800          573,673
Decrease in land contracts held for resale   1,969,267        4,270,305
Increase in mortgages held for resale      (11,636,003)      (5,438,798)
Decrease in accounts receivable                591,283        2,142,335
(Increase) decrease in deferred charges
 and other assets                             (267,490)      (1,008,767)
Decrease in accounts payable                (5,134,813)      (4,923,375)
Decrease in accrued expenses                  (920,314)          (3,812)
                                            ----------        ---------

    Net cash used in operating activities  (14,807,794)      (5,225,625)
                                            ----------        ---------

CASH FLOWS USED IN INVESTING
ACTIVITIES:
Acquisition of purchased servicing rights            -       (5,911,313)
Sale of purchased servicing rights           3,601,249        1,290,411
Capital expenditures                          (145,036)        (207,104)
Real estate acquisitions                             -       (1,251,401)
Real estate sales                              124,155                -
Decrease in investments                         51,000                -
Decrease (increase) in investments
  in syndications                               22,022         (147,297)
                                             ---------        ---------
    Net cash provided by (used in)
      investing activities                   3,653,390       (6,226,704)
                                             ---------        ---------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                222,399,737       88,236,112
Payments on notes payable                 (214,220,028)     (79,928,445)
Proceeds from subordinated debentures        1,327,000        1,474,000
Proceeds from issuance of common stock               -          599,759
Dividends on preferred stock                  (121,411)        (115,419)
                                           -----------       ----------
Net cash provided by
  financing activities                      9,385,298       10,266,007
                                           -----------       ----------

Net decrease in cash                        (1,769,107)      (1,186,322)

Cash at beginning of period                 2,730,408        2,931,234
                                            ----------       ----------

Cash at end of period                     $    961,302     $  1,744,912
                                           ===========      ===========







                     See notes to consolidated financial statements

                                   MCA FINANCIAL CORP.

                       Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of April 30, 1996 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three months ended April 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30, 1996 and for the three months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1996 MCA Financial Corp. Annual Report on Form 10-K.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The primary financing needs for the Company's mortgage banking activities are for loan funding activities and the accumulation of mortgage servicing rights.

Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. The Company also provides funding for loans by using a technique known as "table funding", which is common in the mortgage banking industry. In this case, funds are advanced directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past year, the Company financed approximately 93% of its mortgage originations using its warehouse lines of credit and approximately 7% with table funding sources.

The Company currently has a $25 million warehousing line of credit, through MCA Mortgage, with PNC Mortgage Bank, N.A.. This revolving warehousing line of credit provides financing for funding and originating residential mortgage loans. Interest on bank borrowings are based on the bank's prime rate. Mortgage loans held for sale are pledged as collateral. This line of credit is scheduled to expire on July 1, 1996. The Company also has a $30 million Whole Loan Financing Facility, through MCA Mortgage, with DLJ Mortgage Capital, Inc. This facility also provides financing for funding and originating residential mortgage loans. Interest on borrowings under this facility are based on the federal funds rate plus 1.5%. Mortgage loans held for sale are pledged as collateral and this facility may be terminated upon short notice. This facility expires on July 15, 1996. The Company also has a $10 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber"). Interest on these borrowings are based on LIBOR plus 1.5%. This facility is scheduled to expire on November 1, 1996. Aside from the DLJ Mortgage Capital, Inc. facility, the Company expects to renew these warehousing lines of credit upon their respective expirations. At April 30, 1996 a total of $60 million was outstanding under these facilities. The Company also has a commitment from Bank One, Texas N.A. to provide a $30 million warehousing line of credit. The Company expects to close on this agreement in June 1996, however, there is no assurance that his transaction will be completed.

The Company also utilizes mortgage loan repurchase agreements with Paine Webber pursuant to which Paine Webber purchases mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

Prior to the fiscal year ended January 31, 1992, the Company sold all of its originated loans on a servicing-released basis in order to maximize current earnings and cash flow. During the fiscal year ended January 31, 1992, the Company adopted a strategy to retain servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the Company utilizes three funding sources: proceeds from a $4.9 million debenture offering that was completed in July 1993, a bank credit facility, which was first made available to the Company in April 1993 and proceeds from a $10.0 million best-efforts debenture offering which commenced in December 1994 and is continuing. As of April 30, 1996 the Company had sold $5.6 million of these debentures. Each of the debentures , as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income. The credit facility, which is currently at $28.5 million, is with Comerica Bank and is enhanced by a stand-by Note Purchase Agreement between Comerica Bank and the Policemen and Firemen Retirement System of the City of Detroit (the "Fund") whereby the Fund has agreed to provide payment to Comerica Bank upon the occurrence of certain events of default by the Company. This enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At April 30, 1996, $28.5 million was outstanding under the Comerica Bank credit facility.

As in mortgage banking, the Company also has a need to finance loan funding activities with respect to its land contract syndications until such time as the loans are packaged and sold to investors. The principal sources of this financing are two limited partnerships which have been established in order to provide up to $4 million for this purpose. These partnerships will terminate in December 1997. The Company is considering several alternatives to extend or replace these financing sources at the time of their respective terminations. There is no assurance that the Company will be successful in extending or replacing these financing sources, however.

The Company also has $1 million available under a $1.5 million credit facility with a commercial bank which is similar in structure to a mortgage warehouse line of credit. This portion of the credit facility is used exclusively for the warehousing of land contracts. The additional $0.5 million is available for working capital. At April 30, 1996, $1.5 million was outstanding under this facility.

The Company has $3 million available under two credit facilities with commercial banks for the acquisition and rehabilitation of residential real property prior to resale. At April 30, 1996, $1.7 million was outstanding under these facilities.

On May 31, 1996, the Company filed a Registration Statement with the Securities and Exchange Commission (the "Commission") in order to register $6,000,000 in aggregate principal amount of Subordinated Debentures. The interest rate with respect to these debentures has not yet been determined at this time but is expected to be between 12% and 13%. This offering will be a best-efforts offering and was declared effective by the Commission on June 12, 1996.

On April 11, 1996, the Company received a commitment from the Policemen and Firemen Retirement System of the City of Detroit to lend the Company $15 million in subordinated debt to expand its non-conforming lending business. There is no assurance that the Company will successfully complete this financing transaction.

During the first three months of fiscal 1997, the Company's operating activities used $14.8 million. Of this, $11.6 million was used to fund the
increase in mortgage loans held for resale.   The Company used $5.1 million
to reduce its accounts payable. Sales of land contracts provided $2.0 million. The Company's net investing activities for the three months ended April 30, 1996 provided $3.7 million. Of this, $3.6 million was received on sales of purchased servicing rights. Financing activities provided $9.4 million during the first three months of fiscal 1997. The $8.2 million in net proceeds from notes payable was used to fund mortgage loans and invest in purchased servicing rights and real estate. Sales in connection with the Company's debenture offering that commenced in December 1994 provided $1.3 million.

Results of Operations

Overview

The Company experienced a net loss of $685,524 for the three months ending April 30, 1996 as compared to a net loss of $837,186 for the three months ended April 30, 1995. While origination volumes increased significantly in the first quarter of fiscal 1997 as compared to fiscal 1996, the increase occurred mainly in conforming conventional products which have smaller margins than non-conforming products. Increased payroll and general and administrative expenses were partially offset by increased sales of real estate and bulk servicing rights.

The Company is continuing to focus on growth in the more profitable non-conforming mortgage area. The Company has opened three regional lending centers specializing in these types of mortgages that will service our existing branch network as they shift more of their production into non-conforming lending. The Company has received a commitment from the Policemen and Firemen Retirement System of the City of Detroit to lend the Company $15 million in subordinated debt to expand its non-conforming lending business.

Revenues

Overall revenues for the three months ended April 30, 1996 increased 69% to $11,418,335 as compared to $6,750,896 for the three months ended April 30, 1995. Gains on sales of land contracts decreased 17% from $723,206 for the three months ended April 30, 1995 to $600,104 for the three months ended April 30, 1996. The Company believes this resulted from declining interest rates during the first half of the quarter. Gains on sales of real estate increased 151% to $2,041,701 from $780,944 for the quarters ending April 30, 1996 and 1995 respectively. Additional use of credit facilities and a general increase in market activity enabled the Company to sell 200 homes in the first quarter as compared to 78 homes last year. The Company sold servicing rights to $222 million in mortgages in the first quarter of fiscal 1997 as compared to $62 million in the first quarter of fiscal 1996. This resulted in increased gains on sale of bulk servicing rights. The gains increased to $1,915,486 for the three months ended April 30, 1996 as compared to $678,813 for the three months ended April 30, 1995. This increase relates to mortgage origination volumes that increased to $240 million in the first three months of fiscal 1997 as compared to $89 million in the first three months of fiscal 1996. The Company believes that declining interest rates in the first half of the quarter as well as minimal turnover of branch offices were responsible for this increase. While origination volumes increased 170%, origination fees and gains on sale of mortgages only increased 51% from $2,124, 337 in the first quarter of fiscal 1996 to $3,212,184 in the first quarter of fiscal 1997. This was due to the fact that origination volume increases were primarily in products with low margins and the Company found it necessary to use price concessions in certain branch offices to remain competitive in local markets. Servicing fees increased $311,073, or 22% from $1,389,846 for the three months ended April 30, 1995 to $1,700,919 for the three months ended April 30, 1996.
This corresponds to the 54% increase in the Company's servicing portfolio from $1.3 billion to $2.0 billion at April 30, 1995 and 1996, respectively. Increases in interest income from $828,657 to $1,661,405 for the quarters end April 30, 1995 and 1996, respectively, followed the increase in mortgage origination volumes, but were partially offset by lower interest rates.

Expenses

Payroll and commissions increased $1,847,247, or 51%, to $5,394,907 from $3,621,077 for the quarters ended April 30, 1996 and 1995, respectively, which was consistent with overall revenue increases. As a percentage of revenue, payroll and commissions dropped to 47% from 54% for these periods. This is primarily due to technological advances and systems improvements that allow an increased volume of originations to be added without a proportionate increase in the number of staff. Interest expense for the quarter ending April 30, 1996 was $2,278,810 as compared to $1,407,253 for the quarter ending April 30, 1995. This 62% increase follows increases in mortgage originations, but is offset by lower interest rates on the Company's various lines of credit and more rapid sales of conforming products to end investors. Amortization expense increased $670,795 to $1,125,709 from $454,914 for the three months ended April 30, 1996 and 1995, respectively. This is the result of the increased size of the Company's servicing portfolio and write-offs of certain deferred charges. Runoff rates of the Company's servicing portfolio remained constant. General and administrative expenses were $3,039,049 for the three months ended April 30, 1996 as compared to $2,096,767 for the three months ended April 30, 1995. The 45% increase was consistent with the increased production volumes and revenues during the first quarter of fiscal 1997. As of April 30, 1996 the Company had mortgage origination employees in 35 locations as compared to 28 locations at April 30, 1995. As the Company's fiscal 1997 business plan progresses management will continually evaluate non-performing offices for possible closure.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


   (a)   Exhibits:

         The following exhibit is filed with this report:
         27 - Financial Data Schedule

   (b)   Reports on Form 8-K.
         The Company was not required to file any current reports on Form 8-K during the quarter ended April 30, 1996.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MCA FINANCIAL CORP.


Date:    June 13, 1996                        By: /s/ Patrick D. Quinlan
                                                  -----------------------
                                                  Patrick D. Quinlan,
                                                  Chairman
                                                  (Principal Executive
                                                  Officer)



Date:   June 13, 1996                         By: /s/  Keith D. Pietila
                                                  -----------------------
                                                   Keith D. Pietila,
                                                   Executive Vice President
                                                   (Principal Financial and
                                                   Accounting Officer)

                                      Exhibit Index


Exhibit Number       Description

27                   Financial Data Schedule