Form 10-Q
period 1996-07-31
MCA FINANCIAL CORP /MI/
filed 1996-09-16
CIK 880935

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-Q


              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  for the Quarterly Period ended July 31, 1996
                                       or
              [ ] Transition Report Under Section 13 or 15(d) of
                          the Securities Exchange Act
               for the Transition Period From        to
                                              ------    ------

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

                                      N/A
             (Former Name, Address and Fiscal Year, if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  XX        NO
                                -----         ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of July 31, 1996, there were outstanding 500,150 shares of the issuer's common stock (including shares subject to forfeiture).

                              MCA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                              ASSETS
                                                          July 31
                                                           1996                          January 31
                                                        (Unaudited)                         1996
                                                        -----------                    -------------
Cash                                                 $     2,854,664                  $    2,730,408
Land contracts held for resale                             9,611,068                      11,484,877
Mortgages held for resale                                 45,554,325                      63,306,372
Accounts receivable                                        7,148,238                       9,722,527
Accounts receivable-related parties                        8,237,470                       8,256,090
Purchased servicing rights, net                           34,239,124                      27,293,358
Investments                                                2,492,816                       2,492,816
Syndication participations                                    59,278                          67,903
Real estate held for resale                                  401,023                         392,013
Furniture and equipment, net                               5,196,365                       4,856,330
Deferred charges and other assets                          5,007,728                       4,587,947
                                                     ---------------                  --------------
                                                     $   120,802,099                  $  135,190,641
                                                     ===============                  ==============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable                                        $    61,508,832                  $   86,597,703
Subordinated debentures                                   11,647,000                       9,174,000
Subordinated notes payable                                 7,829,529                               -
Accounts payable                                          25,638,182                      25,206,687
Accounts payable-related parties                           1,961,397                       1,693,311
Accrued interest and other expenses                        1,425,234                       2,058,080
Deferred federal income tax                                  300,000                         300,000
                                                     ---------------                  --------------
                                                         110,310,174                     125,029,781
                                                     ---------------                  --------------

REDEEMABLE COMMON STOCK                                      285,567                               -
                                                     ---------------                  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock
 Authorized 3,750,000 shares
 No par, stated value $.01 each.
 Issued and outstanding, 448,617 shares at
 January 31, 1996 and 500,150 shares at
 July 31, 1996.                                                5,001                           4,486
Preferred stock (Series A)
 Authorized 500,000 shares, $10 stated value.
 Issued and outstanding 203,022 shares at
 January 31, 1996 and July 31, 1996.                       2,030,220                       2,030,220
Preferred stock (Series B)
 Authorized 750,000 shares, $10 stated value.
 Issued and outstanding 336,619 shares at January 31,
 1996 and July 31, 1996.                                   3,366,190                       3,366,190
 Additional paid-in-capital                                3,662,160                       3,457,251
 Retained earnings                                         1,142,787                       1,302,713
                                                     ---------------                  --------------
                                                          10,206,358                      10,160,860
                                                     ---------------                  --------------
                                                     $   120,802,099                  $  135,190,641
                                                     ===============                  ==============





                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months     Three Months         Six Months            Six Months
                                              Ended July 31,   Ended July 31,      Ended July 31,       Ended July 31,
                                                  1996             1995                 1996                  1995
                                              -------------    ------------         ------------        -------------
REVENUES

Gain on sale of land contracts                $  1,044,212     $    475,636         $  1,644,316        $   1,198,842
Gain on sale of real estate                        494,797          128,523              846,498              658,828
Gain on sale of real estate-related parties      2,295,779        2,895,801            3,985,779            3,146,440
Gain on bulk sales of servicing rights           1,377,831        1,380,909            3,293,317            2,059,722
Mortgage origination fees                        5,495,291        3,752,028            8,707,475            5,876,365
Servicing fees                                   2,177,996        1,702,181            3,878,915            3,092,027
Interest income                                  2,253,588        1,423,597            3,914,993            2,252,254
Other income                                      (118,553)         189,203              167,983              414,296
                                              ------------     ------------         ------------        -------------

         Total revenues                         15,020,941       11,947,878           26,439,276           18,698,774
                                              ------------     ------------         ------------        -------------

EXPENSES

Payroll                                          3,798,286        2,896,068            7,525,844            5,624,466
Interest                                         2,817,347        1,913,384            5,096,157            3,320,637
Commissions                                      2,104,602        1,458,451            3,771,951            2,351,130
Professional services                              517,736          433,884              933,029              725,196
Depreciation                                       153,432          128,813              303,523              247,572
Amortization                                     1,178,787          712,817            2,304,496            1,167,731
General and administrative                       3,352,324        2,755,440            6,391,373            4,852,206
                                              ------------     ------------         ------------        -------------

         Total expenses                         13,922,514       10,298,857           26,326,373           18,288,938
                                              ------------     ------------         ------------        -------------

         INCOME <LOSS> BEFORE
          FEDERAL INCOME
          TAXES                                  1,098,427        1,649,021              112,903              409,836

Provision (credit) for federal
 income taxes                                      330,000          541,000               30,000              139,000
                                              ------------     ------------         ------------        -------------

         NET INCOME <LOSS>                    $    768,427     $  1,108,021         $     82,903        $     270,836
                                              ============     ============         ============        =============

Earning <loss> per share                          $   1.58         $   2.49             $    .18            $     .62
                                                  ========         ========             ========            =========

Weighted average number of
  shares outstanding                               485,146          444,292              462,776              434,446
                                              ============     ============         ============        =============





                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                    Six Months Ended July 31, 1996 and 1995


                                 COMMON       PREFERRED STOCK     PREFERRED STOCK     ADDITIONAL        RETAINED
                                 STOCK           SERIES A             SERIES B      PAID-IN CAPITAL     EARNINGS        TOTAL
                                --------      ---------------     ---------------   ---------------   -----------    ------------
Balance, January 31, 1995       $  4,049      $   2,030,220         $ 3,366,190      $  2,717,030     $ 1,172,823    $  9,290,312

 Net Income                            -                  -                   -                 -         270,836         270,836
 Issuance of Common Stock            394                  -                   -           731,237               -         731,631
 Preferred Stock Dividends             -                  -                   -                 -        (242,802)       (242,802)
                                --------      -------------         -----------      ------------     -----------    ------------

Balance, July 31, 1995          $  4,443      $   2,030,220         $ 3,366,190      $  3,448,267     $ 1,200,857    $ 10,049,977
                                ========      =============         ===========      ============     ===========    ============



Balance, January 31, 1996       $  4,486      $   2,030,220         $ 3,366,190      $  3,457,251     $ 1,302,713    $ 10,160,860

  Net Income                           -                  -                   -                 -          82,903          82,903
  Issuance of Common Stock           515                  -                   -           204,909               -         205,424
  Preferred Stock Dividends            -                  -                   -                 -        (242,829)       (242,829)
                                --------      -------------         -----------      ------------     -----------    ------------

Balance July 31, 1996           $  5,001      $   2,030,220         $ 3,366,190      $  3,662,160     $ 1,142,787    $ 10,206,358
                                ========      =============         ===========      ============     ===========    ============


                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months            Six Months
                                                          Ended July 31          Ended July 31
                                                              1996                    1995
                                                         --------------          ------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                                          $      82,903         $      270,836
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
Depreciation and amortization                                  2,608,019              1,415,303
Stock award compensation                                               -                131,631
(Increase) decrease in land contracts held for resale          1,873,809               (965,737)
(Increase) decrease in mortgages held for resale              17,752,047            (31,093,018)
(Increase) decrease in accounts receivable                     2,779,413              4,729,943
Increase in accounts receivable-related parties                   18,620               (308,036)
Increase in deferred charges and other assets                   (650,762)            (1,454,434)
Increase (decrease) in accounts payable                          431,495             (4,174,309)
Increase (decrease) in accounts payable-related parties          268,086               (162,556)
Decrease in accrued expenses                                    (632,846)               (72,553)
Increase in deferred taxes                                            -                       -
                                                           -------------         --------------
    Net cash provided by (used in) operating activities       24,530,784            (31,682,930)
                                                           -------------         --------------

CASH FLOWS USED IN INVESTING
ACTIVITIES:
Proceeds from sales of mortgage servicing rights              10,602,050              4,319,152
Investment in purchased servicing rights                     (19,335,464)           (12,893,504)

Capital expenditures                                            (643,558)              (329,292)
Real estate acquisitions                                          (9,010)                     -
Proceeds from sale of real estate                                      -             (1,129,951)
Decrease in partnership investments                                    -                 51,977
Decrease in investments in syndications                            8,625                      -
                                                           -------------         --------------
    Net cash used in investing activities                     (9,377,357)            (9,981,618)
                                                           -------------         --------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                                  449,476,350            214,397,287
Payments on notes payable                                   (474,565,221)          (176,775,365)
Proceeds from subordinated notes payable                       7,829,529                      -
Proceeds from subordinated debentures                          2,473,000              2,617,000
Dividends on preferred stock                                    (242,829)              (242,802)
                                                           -------------         --------------
    Net cash provided by (used in) financing activities      (15,029,171)            39,996,120
                                                           -------------         --------------
Net increase (decrease) in cash                                  124,256             (1,668,428)
Cash at beginning of period                                    2,730,408              2,931,234
                                                           -------------         --------------
Cash at end of period                                      $   2,854,664         $    1,262,806
                                                           =============         ==============





                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of July 31, 1996 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three and six months ended July 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31, 1996 and for the three and six months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

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

Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. The Company also provides funding for loans by using a technique known as "table funding", which is common in the mortgage banking industry. In this case, funds are advanced directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past year, the Company financed approximately 95% of its mortgage originations using its warehouse lines of credit and approximately 5% with table funding sources.

The Company currently has a $25 million warehousing line of credit, through MCA Mortgage, with PNC Mortgage Bank, N.A. This revolving warehousing line of credit provides financing for funding and originating residential mortgage loans. Interest on bank borrowings are based on the bank's prime rate. Mortgage loans held for sale are pledged as collateral. While this line of credit expired on July 1, 1996, the Company is currently in the process of renewing this agreement and continues to operate under the terms of the expired agreement. The Company believes the agreement will be renewed with the terms remaining materially unchanged. The Company also has a $10 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber").
Interest on these borrowings are based on  LIBOR plus 1.5%   This facility is
scheduled to expire on November 1, 1996. At July 31, 1996 a total of $28.0 million was outstanding under both of these facilities.


On July 18, 1996 the Company executed a subordinated term loan for $15 million with the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit ("the Fund"). Under this agreement, up to $5 million is available for qualifying working capital expenditures related to non-conforming lending. The balance of the loan is to be collateralized with qualifying non-conforming loans. In connection with the agreement the Company issued 30,009 shares of redeemable common stock to the Fund, which the Fund has the
option to cause the Company to repurchase on August 1, 2006.   Interest only,
calculated at a rate of 10% on the outstanding principal balance, is payable on a quarterly basis beginning October 1, 1996. Principal payments commence July 1, 2001 and are payable on a quarterly basis thereafter until the agreement expires on June 30, 2006. At July 31, 1996 $7.8 million was outstanding under the facility.

The Company also utilizes mortgage loan repurchase agreements with Paine Webber pursuant to which Paine Webber purchases mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

The Company retains servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the Company utilizes three funding sources: proceeds from a $4.9 million offering of debentures (the "1992 Debentures") that was completed in July 1993, a bank credit facility, which was first made available to the Company in April 1993 and proceeds from a $10 million best-efforts offering of debentures (the "1994 Debentures") which commenced in December 1994 and is continuing. As of July 31, 1996 the Company had sold $6,726,000 of these 1994 Debentures. The 1992 Debentures mature on March 15, 1997 and the Company expects to sell a portion of the related collateral and use proceeds from the 1996 Debentures (defined below) to meet this obligation. Each of the 1992 Debentures and the 1994 Debentures, as well as the credit facility, are collateralized by certain of the Company's servicing rights and rights to servicing income. The credit facility, which is currently at $28.5 million, is with Comerica Bank and is enhanced by a stand-by Note Purchase Agreement between Comerica Bank and the the Fund whereby the Fund has agreed to provide payment to Comerica Bank upon the occurrance of certain events of default by the Company. This enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At July 31, 1996, $25.6 million was outstanding under the Comerica Bank credit facility.

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

The Company also has $2 million available under a $2.5 million credit facility with a commercial bank which is similar in structure to a mortgage warehouse line of credit. This portion of the credit facility is used exclusively for the warehousing of land contracts. The additional $0.5 million is available for working capital. At July 31, 1996, $2.5 million was outstanding under this facility.

The Company has $3 million available under two credit facilities with commercial banks for the acquisition and rehabilitation of residential real property prior to resale. At July 31, 1996, $1.7 million was outstanding under these facilities.

On May 31, 1996 the Company filed a Registration Statement with the Securities and Exchange Commission (the "Commission") in order to register $6,000,000 in aggregate principal amount of subordinated debentures (the "1996 Debentures"). Interest is payable quarterly at 11%. This offering is a best efforts offering and was declared effective by the Commission on June 12, 1996. At July 31, 1996 none of these debentures were outstanding.

On September 3 , 1996 the Company closed a $100 million credit facility with Texas Commerce Bank, N. A. This facility will provide a warehousing line of credit for the Company's conforming, non-conforming and land contract lending. Interest payable on these borrowings varies based on the type of loan warehoused. This line of credit is scheduled to expire September 3, 1997.

During the first six months of fiscal 1997, the Company's operating activities provided $24.5 million. Of this, $17.8 million and $1.9 million related to sales of mortgages and land contracts held for resale, respectively and $2.8 million was the result of a decrease in accounts receivable. The Company's net investing activities used $9.4 million for the six months ended July 31, 1996. Investments in mortgage servicing rights exceeded sales by $8.7 million. Financing activities used $15.0 million during the first six months of fiscal 1997. The Company used loan proceeds of $449.5 million to fund mortgage loans and land contracts and used $474.6 million to paydown notes paybale on mortgage loans and land contracts sold to and investors. Proceeds from the subordinated notes payable provided $ 7.8 million. Sales in connection with the Company's debenture offering that commenced in December 1994 provided $2.5 million.

RESULTS OF OPERATIONS

Overview

The Company earned $82,903 for the six months ending July 31, 1996 as compared to net income of $270,836 for the six months ended July 31, 1995. While origination volumes increased significantly in the first half of fiscal 1997 as compared to fiscal 1996, the increase occurred mainly in conforming conventional products which have smaller margins than non-conforming products. Increased payroll and general and administrative expenses were partially offset by increased sales of real estate and bulk servicing rights.

The Company is continuing to focus on growth in the more profitable non-conforming mortgage area. The Company has opened three regional lending centers specializing in these types of mortgages that will service our existing branch network as they shift more of their production into non-conforming lending.

Revenues

Overall revenues for the six months ended July 31, 1996 increased 41% to $26,439,276 as compared to $18,698,774 for the six months ended July 31, 1995. Gains on sales of land contracts increased 37% from $1,198,842 for the six months ended July 31, 1995 to $1,644,316 for the six months ended July 31, 1996. The Company believes this resulted from increasing interest rates during the end of the first quarter and most of the second quarter. Gains on sales of real estate increased 27% to $4,832,277 from $3,805,268 for the six months ending July 31, 1996 and 1995 respectively. Additional use of credit facilities and a general increase in market activity enabled the Company to sell 440 homes during the six months ended July 31, 1996 as compared to 359 homes in the same period last year. The Company sold servicing rights to $470 million in mortgages in the first half of fiscal 1997 as compared to $729 million in the first half of fiscal 1996. Gains related to these bulk sales, however, increased to $3,293,317 for the six months ended July 31, 1996 as compared to $2,059,722 for the six months ended July 31, 1995. This increase in revenues resulted from a greater proportion of originated servicing sold in the bulk packages in fiscal 1997 as compared to fiscal 1996. Purchased servicing sold in bulk has a much higher basis than originated servicing rights and produces lower net revenues. Origination volumes increased 46%, from $326 million during the first half of fiscal 1996 to $476 million during the first half of fiscal 1997 and origination fees and gains on sale of mortgages correspondingly increased 48% from $5,876,365 in the first half of fiscal 1996 to $8,707,475 in the first half of fiscal 1997. Increased volumes primarily resulted from a greater volume of refinance activity during the first quarter of fiscal 1997. Servicing fees increased $1,662,739, or 25% from $3,092,027 for the six months ended July 31, 1995 to $3,878,915 for the six months ended July 31, 1996. This corresponds to the 33% increase in the average size of the Company's servicing portfolio from $1.5 billion to $2.0 billion during the six months ended July 31, 1995 and 1996, respectively. Increases in interest income from $2,252,254 to $3,914,993 for the six months ending July 31 1995 and 1996, respectively, followed the increase in mortgage origination volumes, and reflected a greater percentage of higher interest rate non-conforming loans that were outstanding on the Company's warehouse lines during the period.

Expenses

Payroll and commissions increased $3,322,199, or 42%, to $11,297,795 from $7,975,596 for the six months ended July 31, 1996 and 1995, respectively, which was consistent with overall revenue increases. As a percentage of revenue, payroll and commissions remained consistent at 43% for these periods. Interest expense for the six months ending July 31, 1996 was $5,096,157 as compared to $3,320,637 for the six months ending July 31, 1995. This 53% increase follows increases in mortgage originations, and reflects increased interest expense resulting from the issuance of additional 1994 Debentures during the six months ended July 31, 1996. Amortization expense increased $1,136,765 to $2,304,496 from $1,167,731 for the six months ended July 31, 1996 and 1995, respectively. This is the result of the increased size of the Company's servicing portfolio and write-offs of certain deferred charges. Runoff rates of the Company's servicing portfolio remained constant. General and administrative expenses were $6,391,373 for the six months ended July 31, 1996 as compared to $4,852,206 for the six months ended July 31, 1995. The 32% increase was consistent with the increased production volumes and revenues during the first half of fiscal 1997. As a percentage of revenue, general and administrative expenses decreased from 26% in the first half of fiscal 1996 to 24% during the same period of fiscal 1997. As of July 31, 1996 the Company had mortgage origination employees in 30 locations as compared to 32 locations at July 31, 1995. As the Company's fiscal 1997 business plan progresses, management will continually evaluate non-performing offices for possible closure.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)     The Company held its Annual Shareholder's meeting on June 5,
                 1996.

         (b) At the Company's Annual Shareholder's meeting, Keith D. Pietila and James B. Quinlan were elected as directors for an additional three-year term. Thomas P. Cronin and Lee P. Wells continue to serve as directors for the remainder of their three year terms ending on the date of the Company's Annual Shareholders meeting in 1997 and Patrick D. Quinlan, D. Michael Jehle and C. Thompson Wells, Jr. continue to serve as directors for the remainder of their three terms ending on the date of the Company's Annual Shareholders meeting in 1998.

         (c) There were no matters voted upon at the Company's Annual Shareholder's meeting other than the election of directors. Each director received 455,861 votes representing all of the shares present at the Annual Shareholders meeting. There were no votes cast against any director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)     Exhibits:

         The following exhibits are filed with this report:

                 10.1 Loan and Financing Agreement, dated July 18, 1996, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

                 10.2 Subordinated Promissory Note, dated July 18, 1996, by and among the Company and its subsidiaries, and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

                 10.3 Piggyback Rights Agreement, dated July 18, 1996, by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

                 10.4 Put Agreement, dated July 18, 1996 by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

                 10.5 Escrow Agreement, dated July 18, 1996, by and among the Company and its subsidiaries, the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

                 10.6 Loan Agreement, dated September 3, 1996 by and among the Company, MCA Mortgage Corporation, Mortgage Corporation of America and Texas Commerce Bank National Association.

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K.
                 The Company was not required to file any current reports on Form 8-K during the quarter ended July 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       MCA FINANCIAL CORP.


Date:      September 16, 1996           By:  Patrick D. Quinlan
       --------------------------            ----------------------------------
                                             Patrick D. Quinlan,
                                             Chairman and President
                                             (Principal Executive Officer)




Date:      September 16, 1996           By:  Keith D. Pietila
       --------------------------            ----------------------------------
                                             Keith D. Pietila,
                                             Vice President
                                             (Principal Financial and
                                             Accounting Officer)

                                Exhibit Index


      Exhibit
      Number                     Description
      -------                    -----------

       10.1 Loan and Financing Agreement, dated July 18, 1996, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen
                Retirement System of the City of Detroit.

       10.2 Subordinated Promissory Note, dated July 18, 1996, by and among the Company and its subsidiaries, and the Board of Trustees of the Policemen and Firemen
                Retirement System of the City of Detroit.

       10.3 Piggyback Rights Agreement, dated July 18, 1996, by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

       10.4 Put Agreement, dated July 18, 1996 by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit.

       10.5 Escrow Agreement, dated July 18, 1996, by and among the Company and its subsidiaries, the Board of Trustees of the Policemen and Firemen Retirement
                System of the City of Detroit.

       10.6 Loan Agreement, dated September 3, 1996 by and among the Company, MCA Mortgage Corporation, Mortgage
                Corporation of America and Texas Commerce Bank
                National Association.

       27       Financial Data Schedule