Form 10-Q
period 1996-10-31
MCA FINANCIAL CORP /MI/
filed 1996-12-16
CIK 880935

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the Quarterly Period ended October 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act for the Transition Period From ----- to -----

Commission File Number 333-4837

                              MCA FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)

          Michigan                                         38-3014001
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                            23999 Northwestern Hwy.
                             Southfield, MI  48075
                   (Address of principal executive offices)
                                (810) 358-5555
               (Issuer's Telephone Number, including area code)

                                      N/A
    (Former Address, Address and Fiscal Year, if changed from last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  XX              NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
As of October 31, 1996, there were outstanding 523,095 shares of the issuer's common stock (including shares subject to forfeiture).

                              MCA FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                     October 31,
                                        1996               January 31
                                      Unaudited                1996
                                     ----------            __________

Cash                                $ 1,558,487           $ 2,730,408
Land contracts held for resale        4,519,829            11,484,877
Mortgages held for resale            82,412,467            63,306,372
Accounts receivable                  23,252,892             9,722,527
Accounts receivable-related parties   9,669,309             8,256,090
Servicing rights, net                18,232,075            27,293,358
Investments                           2,492,816             2,492,816
Syndication participations               51,483                67,903
Real estate held for resale             887,201               392,013
Furniture and equipment, net          5,398,670             4,856,330
Deferred charges and other assets     5,413,511             4.587,947
                                    -----------           -----------

                                   $153,888,740         $ 135,190,641
                                    ===========           ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Notes payable                      $ 98,233,691         $  86,597,703
Subordinated debentures              13,991,000             9,174,000
Subordinated notes payable           15,000,000                     -
Accounts payable                     12,024,367            25,206,687
Accounts payable-related parties      1,878,373             1,693,311
Accrued interest and other expenses   1,898,053             2,058,080
Deferred federal income tax             300,000               300,000
                                    -----------           -----------
                                    143,325,484           125,029,781
                                    -----------           -----------
REDEEMABLE COMMON STOCK                 285,567                     -
                                    -----------           -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock
 Authorized 3,750,000 shares
 No par, stated value $.01 each.
 Issued and outstanding, 448,617
 shares at January 31, 1996 and
 503,093 shares at October 31,
 1996.                                    5,031                 4,486
Preferred stock (Series A)
 Authorized 500,000 shares,
 $10 stated value.  Issued and
 outstanding 203,022 shares at
 January 31, 1996 and October
 31, 1996.                            2,030,220             2,030,220
Preferred stock (Series B)
 Authorized 500,000 shares,
 $10 stated value. Issued and
 outstanding 336,619 shares at
 January 31, 1996 and October 31,
 1996.                                3,366,190             3,366,190
 Additional paid-in capital           3,690,436             3,457,251
 Retained earnings                    1,185,812             1,302,713
                                    -----------           -----------
                                     10,277,689            10,160,860
                                    -----------           -----------
                                   $153,888,740          $135,190,641
                                    ===========           ===========

                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                          Three Months      Three Months        Nine Months         Nine Months
                                              Ended             Ended              Ended                Ended
                                        October 31, 1996  October 31, 1995   October 31, 1996     October 31, 1995
                                        ----------------  ----------------   ----------------     ----------------
REVENUES

Gain on sale of land contracts            1,037,081             640,118        2,681,397            1,838,960
Gain on sale of real estate                 701,032             237,362        1,547,530            1,046,190
Gain on sale of real estate-related
  parties                                 1,090,236           1,145,000        5,076,015            4,141,440
Gain on bulk sales of servicing rights    1,133,761           1,545,221        4,427,078            3,604,943
Mortgage origination fees                 7,322,288           4,228,987       16,029,763           10,105,352
Servicing fees                            2,174,464           1,544,398        6,053,379            4,636,425
Interest income                           1,943,182           1,810,654        5,858,175            4,062,908
Other income                                109,431             202,413          277,414              616,709
                                         ----------          ----------       ----------           ----------
      Total revenues                     15,511,475          11,354,153       41,950,751           30,052,927
                                         ----------          ----------       ----------           ----------
EXPENSES

Payroll                                   4,162,242           3,143,394       11,688,086            8,767,860
Interest                                  3,421,741           2,269,557        8,517,898            5,590,194
Commissions                               2,288,106           1,575,930        6,060,057            3,927,060
Professional services                       321,092             378,456        1,254,121            1,103,652
Depreciation                                161,510             145,669          465,033              393,241
Amortization                              1,460,505             887,504        3,765,001            2,055,235
General and administrative                3,460,480           2,428,639        9,851,853            7,280,845
                                         ----------          ----------       ----------
      Total expenses                     15,275,676          10,829,149       41,602,049           29,118,087
                                         ----------          ----------       ----------           ----------
      INCOME <LOSS> BEFORE
      FEDERAL INCOME
      TAXES                                 235,799             525,004          348,702              934,840


Provision (credit) for federal
income taxes                                 70,000             181,000          100,000              320,000
                                        -----------          ----------      -----------           ----------
     NET INCOME <LOSS>                 $    165,799        $    344,004     $    248,702         $    614,840
                                        ===========          ==========      ===========           ==========

Earning <loss> per share               $        .34        $        .77     $        .53         $       1.40
                                        ===========          ==========      ===========           ==========
Weighted average number of
  shares outstanding                        490,560             444,292          472,150              439,369
                                        ===========          ==========      ===========           ==========










                     See notes to consolidated financial statements

                                                     MCA FINANCIAL CORP.
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (Unaudited)

                                         Nine Months Ended October 31, 1996 and 1995


                           COMMON   PREFERRED STOCK  PREFERRED STOCK       ADDITIONAL     RETAINED
                           STOCK       SERIES A        SERIES B        PAID-IN CAPITAL    EARNINGS        TOTAL


Balance, January 31, 1995  $4,049   $2,030,220       $3,366,190        $2,717,030         $1,172,823      $ 9,290,312
  Net Income                    -            -                -                 -            614,840          614,840
  Issuance of Common Stock    394            -                -           731,237                  -          731,631
  Preferred Stock Dividends     -            -                -                 -           (362,557)        (362,557)
                           ------   ----------        ---------         ---------          ---------       ----------

Balance, October 31, 1995  $4,443   $2,030,220       $3,366,190        $3,448,267         $1,425,106      $10,274,226
                            =====    =========        =========         =========          =========       ==========

Balance, January 31, 1996  $4,486   $2,030,220       $3,366,190        $3,457,251         $1,302,713      $10,160,860
  Net Income                    -            -                -                 -            248,702          248,702
  Issuance of Common Stock    545            -                -           233,185                  -          233,730
  Preferred Stock Dividends     -            -                -                 -           <365,603>        <365,603>
                            -----   ----------        ---------         ---------          ---------       ----------


Balance, October 31, 1996  $5,031  $2,030,220        $3,366,190        $3,690,436         $1,185,812      $10,277,689
                            =====  ==========         =========         =========          =========       ==========
















                        See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   Nine Months         Nine Months
                                Ended October 31,   Ended October 31,
                                       1996                1995
CASH FLOWS FROM OPERATING       ----------------    ----------------
ACTIVITIES:
Net income (loss)               $    248,202        $    614,840
Adjustments to reconcile net
 income (loss) to
  net cash used in operating
  activities:
Depreciation and amortization      4,230,034           2,448,476
Stock award compensation             233,730              28,237
(Increase) decrease in land
 contracts held for resale         6,965,048             486,510
(Increase) decrease in mortgages
  held for resale                <19,106,095>        (35,985,761)
(Increase) decrease in accounts
  receivable                     <13,530,365>          5,530,905
Increase in accounts receivable-
 related parties                  <1,413,219>           (572,863)
Increase in deferred charges and
  other assets                    <1,364,198>         (1,851,878)
Increase (decrease) in accounts
  payable                        <13,182,320>         (9,733,730)
Increase (decrease) in accounts
  payable-related parties            185,062             365,015
Decrease in accrued expense         <160,027>            875,610
Increase in deferred taxes                 -              50,000
                                  -----------       ------------
   Net cash provided by (used in)
    operating activities         (36,894,148)        (37,744,639)
                                  ----------       -------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Proceeds from sales of mortgage
  servicing rights                27,372,326                  -
Investments in purchased
  servicing rights               <21,251,343>        (4,385,374)
Capital expenditures              <1,007,373>        (1,006,354)
Real estate acquisitions            <495,188>        (2,573,979)
Decrease in partnership investments        -             51,978
Decrease in investments in
  syndications                        16,420              6,827
                                  ----------        -----------
   Net cash provided by (used in)
     investing activities          4,634,842         (7,906,902)
                                  ----------        -----------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable      628,384,933       380,644,543
Payments on notes payable       <616,748,945>     (339,334,571)
Proceeds from subordinated
  notes payable                   15,000,000                 -
Proceeds from subordinated
  debentures                       4,817,000        3 ,810,000
Proceeds from issuance of
  common stock                             -           703,394
Dividends on preferred stock        (365,603)         (362,557)
                                 -----------       -----------
    Net cash provided by (used
     in) financing activities     31,087,385        45,460,809
                                 -----------       -----------
Net increase (decrease) in cash   <1,171,921>         (190,732)




Cash at beginning of period        2,730,408         2,931,234
                                 -----------       -----------
Cash at end of period           $  1,558,487      $  2,740,502
                                 ===========       ===========


                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                  Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of October 31, 1996 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three and nine months ended October 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of October 31, 1996 and for the three and nine months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1996.

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

Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. The Company also provides funding for loans by using a technique known as "table funding", which is common in the mortgage banking industry. In this case, funds are advanced directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past nine months, the Company financed approximately 95% of its mortgage originations using its warehouse lines of credit and approximately 5% with table funding sources.

On September 3, 1996 the Company closed a $100 million credit facility with Texas Commerce Bank, N.A. This facility will provide a warehousing line of credit for the Company's conforming, non-conforming and land contract lending. Interest payable on these borrowings varies based on the type of loan warehoused. This line of credit is scheduled to expire September 3, 1997. The Company also has a $10 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber"). Interest on these borrowings are based on LIBOR plus 1.5%. This facility is scheduled to expire on November 1, 1997. At October 31, 1996 a total of $68.1 million was outstanding under both of these facilities.

On July 18, 1996 the Company executed a subordinated term loan for $15 million with the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit (the "Fund"). Under this agreement, up to $5 million is available for qualifying working capital expenditures related to non-conforming lending. The balance of the loan is to be collateralized with qualifying non-conforming loans. In connection with the agreement the Company issued 30,009 shares of redeemable common stock to the Fund, which the Fund has the option to cause the Company to repurchase on shares of redeemable common stock to the Fund, which the Fund has the option to cause the Company to repurchase on August 1, 2006. Interest only, calculated at a rate of 10% on the outstanding principal balance, is payable on a quarterly basis beginning October 1, 1996. Principal payments commence July 1, 2001 and are payable on a quarterly basis thereafter until the agreement expires on June 30, 2006. At October 31, 1996 $15.0 million was outstanding under the facility.

The Company also utilizes mortgage loan repurchase agreements with Paine Webber pursuant to which Paine Webber purchases mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

The Company retains servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the Company utilizes three funding sources: proceeds from a $4.9 million offering of debentures (the "1992 Debentures") that was completed in July 1993, a bank credit facility, which was first made available to the Company in April 1993 and proceeds from a $10 million best-efforts offering of debentures (the "1994 Debentures") which commenced in December 1994 and is continuing. As of October 31, 1996 the Company has sold $9.1 million of these 1994 Debentures. The 1992 Debentures mature on March 15, 1997 and the Company expects to sell a portion of the related collateral and use proceeds from the 1996 Debentures (defined below) to meet this obligation. Each of the 1992 Debentures and the 1994 Debentures, as well as the credit facility, are collateralized by certain of the Company's servicing rights and rights to servicing income. The credit facility, which is currently at $28.5 million, is with Comerica Bank and is enhanced by a stand-by Note Purchase Agreement between Comerica Bank and the Fund whereby the Fund has agreed to provide payment to Comerica Bank upon the occurrence of certain events of default by the Company. This enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At October 31, 1996, $26.9 million was outstanding under the Comerica Bank credit facility.

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

The Company also has $2 million available under a $2.5 million credit facility with a commercial bank which is similar in structure to a mortgage warehouse line of credit. This portion of the credit facility is used exclusively for the warehousing of land contracts. The additional $0.5 million is available for working capital. At October 31, 1996, $.5 million was outstanding under this facility.

The Company has $3 million available under two credit facilities with commercial banks for the acquisition and rehabilitation of residential real property prior to resale. At October 31, 1996, $1.4 million was outstanding under these facilities.

On May 31, 1996 the Company filed a Registration statement with the Securities and Exchange Commission (the "Commission") in order to register $6,000,000 in aggregate principal amount of subordinated debentures (the "1996 Debentures"). Interest is payable quarterly at 11%. This offering is a best efforts offering and was declared effective by the Commission on June 12, 1996. At October 31, 1996 none of these debentures were outstanding.

During the first nine months of fiscal 1997, the Company's operating activities used $36.9 million. Of this, $19.1 million related to the funding of mortgages held for resale and $13.5 million was the result of an increase in accounts receivable. Reductions in accounts payable used $13.2 million, while sales of land contracts provided $7.0 million. The Company's net investing activities provided $4.6 million for the nine months ended October 31, 1996. Sales of mortgage servicing rights exceeded investments by $6.1 million. Financing activities provided $31.1 million during the first nine months of fiscal 1997. The Company used loan proceeds of $628.4 million to fund mortgage loans and land contracts and used $616.7 million to paydown notes payable on mortgage loans and land contracts sold to end investors. Proceeds from the subordinated notes payable provided $15.0 million. Sales in connection with the Company's debenture offering that commenced in December 1994 provided $4.8 million.

Results of Operations


Overview

The Company earned $248,702 for the nine months ended October 31, 1996 as compared to net income of $614,840 for the nine months ended October 31, 1995. While origination volumes and revenues increased significantly in the first three quarters of fiscal 1997 as compared to fiscal 1996, the increase occurred mainly in conforming, conventional products which have smaller margins than non-conforming products. Increased payroll and general and administrative expenses were partially offset by increased sales of real estate, land contracts and bulk servicing rights.

The Company is continuing to focus on growth in the more profitable non-conforming mortgage area. The Company has opened five regional lending centers specializing in these types of mortgages that will service our existing branch network as they shift more of their production into non-conforming lending.

Revenues

Overall revenues for the nine months ended October 31, 1996 increased 40% to $41,950,751 as compared to $30,052,927 for the nine months ended October 31, 1995. Gains on sales of land contracts increased 46% from $1,838,960 for the nine months ended October 31, 1995 to $2,681,397 for the nine months ended October 31, 1996. The Company believes this resulted from additional origination staff and changes in pricing offered to external land contract brokers. Gains on sales of real estate increased to $6,623,545 from $5,187,630 for the nine months ending October 31, 1996 and 1995 respectively. Additional use of credit facilities and a general increase in market activity enabled the Company to sell 618 homes during the nine months ended October 31, 1996 as compared to 500 homes in the same period last year. The Company sold servicing rights to $1.7 billion in mortgages in the first three quarters of fiscal 1997 as compared to $1.1 billion in the first three quarters of fiscal 1996. Gains related to these bulk sales, correspondingly, increased to $4,427,078 for the nine months ended October 31, 1996 as compared to $3,604,943 for the nine months ended October 31, 1995. Origination volumes increased 43% from $426 million during the first three quarters of fiscal 1996 to $610 million during the first three quarters of fiscal 1997 and origination fees and gains on sale of mortgages correspondingly increased 59% from $10,105,352 in the first three quarters of fiscal 1996 to $16,029,763 in the first three quarters of fiscal 1997. Increased volumes primarily resulted from a greater volume of refinance activity during the first quarter of fiscal 1997. Servicing fees increased $1,416,954, or 31%, from $4,636,425 for the nine months ended October 31, 1995 to $6,053,379 for the nine months ended October 31, 1996. This corresponds to the 33% increase in the average size of the Company's servicing portfolio from $1.6 billion to $2.2 billion during the nine months ended October 31, 1995 and 1996, respectively. Increases in interest income from $4,062,908 to $5,858,175 for the nine months ended October 31, 1995 and 1996, respectively, followed the increase in mortgage origination volumes, and reflected a greater percentage of higher interest rate non-conforming loans that were outstanding on the Company's warehouse lines during the period.

Expenses

Payroll and commissions increased $5,053,223, or 40%, to $17,748,143 from $12,694,920 for the nine months ended October 31, 1996 and 1995, respectively, which was consistent with overall revenue increases. As a percentage of revenue, payroll and commissions remained consistent at 42% for these periods. Interest expense for the nine months ending October 31, 1996 was $8,517,898 as compared to $5,590,194 for the nine months ending October 31, 1995. This 52% increase is consistent with increases in mortgage originations, and reflects increased interest expense resulting from the issuance of additional 1994 Debentures during the nine months ended October 31, 1996. Amortization expense increased $1,709,766 to $3,765,001 from $2,055,235 for the nine months ended October 31, 1996 and 1995, respectively. This is the result of the increased size of the Company's
servicing portfolio and write-offs of certain deferred charges.   Runoff
rates of the Company's servicing portfolio remained constant. General and administrative expenses were $9,851,853 for the nine months ended October 31, 1996 as compared to $7,280,845 for the nine months ended October 31, 1995. The 35% increase was consistent with the increased production volumes and revenues during the first three quarters of fiscal 1997. As a percentage of revenue, general and administrative expenses decreased from 24% in the first three quarters of fiscal 1996 to 23% during the same period of fiscal 1997. As of October 31, 1996 the Company had mortgage origination employees in 30 locations as compared to 36 locations at October 31, 1995. As the Company's fiscal 1997 business plan progresses, management will continually evaluate non-performing offices for possible closure while also opening locations in attractive markets.

Part II.  Other Information

Item 2.  Changes in Securities

         (c) Recent Sales of Unregistered Securities:

         During the quarter ended October 31, 1996, the Registrant issued 22,945 shares of common stock to certain of its employees who received such shares in recognition of their service to the Registrant, with certain shares to be earned on a prospective basis contingent upon continued employment. These transactions were not registered under the Securities Act of 1933.

         The issuance of shares described above is claimed to be exempt from the registration requirements of the Securities Act by reason of the provisions of Section 4(2) of such Act.


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

         The following exhibits are filed with this report:

                 27      Financial Data Schedule

         (b)     Reports on Form 8-K.

                 The Company was not required to file any current reports on Form 8-K during the quarter ended October 31, 1996.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          MCA FINANCIAL CORP.


Date:  December 13, 1996           By:  /S/ Patrick D. Quinlan
                                        ----------------------
                                        Patrick D. Quinlan
                                        Chairman and President
                                        (Principal Executive Officer)




Date:  December 13, 1996           By: /S/ Keith D. Pietila
                                        ----------------------
                                        Keith D. Pietila
                                        Vice President
                                        (Principal Financial and
                                        Accounting Officer)