Form 10-K405
period 1997-01-31
MCA FINANCIAL CORP /MI/
filed 1997-04-30
CIK 880935

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------   ------------------------
Commission File No. 33-98644


                              MCA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


                      Michigan                           38-3014001
             (State or Other Jurisdiction             (I.R.S. Employer
            of Incorporation or Organization)        Identification No.)

             23999 Northwestern Hwy.
              Southfield, Michigan                        48075
         (Address of Principal Executive Offices)      (Zip Code)


       Registrant's telephone number, including area code: (810) 358-5555

       Securities registered pursuant to Section 12(b) of the Act:  None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's outstanding voting stock held by non-affiliates as of April 1, 1997, computed by reference to the book value of the Company's common stock as of January 31, 1997 (because there is no market for the Registrant's common stock) was $1,314,870.

At April 1, 1997, there were outstanding 523,283 shares of the registrant's common stock (including shares subject to forfeiture).

Documents Incorporated By Reference:  None.

ITEM 1. BUSINESS.


GENERAL

     MCA Financial Corp. ("MCAFC" or the "Company") is a holding company which, through its principal subsidiaries and certain affiliates, engages in mortgage banking, land contract and mortgage syndication, loan originating and servicing and real estate acquisitions, rehabilitation, leasing and sales. MCAFC is a Michigan corporation which was formed in 1989 and was inactive until 1991 when it became a holding company for its principal subsidiaries.

     Currently, MCAFC operates through the following wholly-owned subsidiaries:



     - MCA Mortgage Corporation ("MCA Mortgage") is a Michigan corporation that was incorporated in 1985 and has conducted a mortgage banking business since that date. It was known as Primary Mortgage Corporation until that date and was known as Mortgage Corporation of America from August 1985 until March 1993.

     - Mortgage Corporation of America ("MCA") is a Michigan corporation that was incorporated in 1984 and has conducted a mortgage banking business since that date. It was known as First American Mortgage Corporation, Inc. until September 1989 and as First American Mortgage Associates, Inc. from September 1989 until October 1993.

     - RIMCO Realty & Mortgage Company, doing business as MCA Realty Corporation ("MCA Realty"), is a Michigan corporation that was incorporated in 1993 and was acquired by MCAFC on January 31, 1995. MCA Realty is engaged in the purchase and sale of residential real estate.

     - Mortgage Corporation of America, Inc. ("MCA-Ohio") is an Ohio Corporation that was incorporated in 1993 and has conducted a mortgage banking business, emphasizing non-conforming loans, since that date. It was known as Charter 1st Mortgage Banc, Inc. from May 1993 until July 1995 when it was acquired by MCA.


     MCAFC has two other subsidiaries, Complete Financial Corporation and Securities Corporation of America, both Michigan corporations, which are currently inactive. Unless otherwise indicated, MCAFC and its subsidiaries are hereinafter collectively referred to as the "Company."

MORTGAGE BANKING

     Mortgage banking is the business of acting as a financial intermediary in the origination of mortgage loans, the holding or warehousing of such loans, the subsequent marketing of such loans to investors and the ongoing management or servicing of such loans during the repayment term. Mortgage bankers earn revenue in each of the four phases of the mortgage banking process: origination, warehousing, marketing, and servicing.

     Origination. The origination of mortgage loans produces revenue through fees paid by the borrower upon applying for a loan and at the loan closing. The origination process involves providing competitive mortgage loan rates, soliciting loan applications, performing title and credit review and funding loans at closing. The Company originates mortgage loans through direct solicitation of borrowers by its own sales force and through referrals from real estate brokers, builder-developers and others (commonly referred to as retail origination). In connection with the origination of each loan, the Company prepares mortgage documentation, conducts credit checks, has the property appraised by independent appraisers and closes the loan. The Company's underwriting standards and procedures with respect to loans it originates, as described above, conform to the requirements of its mortgage loan investors. Referrals from real estate brokers account for the largest portion of the Company's originated loans. In addition, advertising is used in the local markets where offices are located and generates additional origination activity.

     The following tables set forth the aggregate amount of retail loans and the percentage of such retail loans that related to properties in the various states in which the Company operates.


Year        State       $ Amount of Retail Loans      Percentage of Retail Loans
----        -----       ------------------------      --------------------------
1997       Michigan            $247 million                      40%
           Indiana               72 million                      12%
           Florida              103 million                      17%
           Ohio                  35 million                       6%
           Illinois              82 million                      13%

Year        State       $ Amount of Retail Loans      Percentage of Retail Loans
----        -----       ------------------------      --------------------------
1996       Michigan            $193 million                      39%
           Indiana               57 million                      11%
           Florida               85 million                      17%
           Ohio                  46 million                       9%
           Illinois              55 million                      11%


Year        State       $ Amount of Retail Loans      Percentage of Retail Loans
----        -----       ------------------------      --------------------------
1995       Michigan            $234 million                      59%
           Indiana               51 million                      13%
           Washington            31 million                       8%
           Ohio                  48 million                      12%

    The remaining retail loans for fiscal 1997, 1996 and 1995 related to properties located in various other states.

     The Company currently purchases a substantial portion of its originated mortgage loans through "wholesale" operations. Wholesale operations involve the origination of loans by unrelated mortgage companies which prepare the necessary documentation, but leave the credit evaluation, property appraisal and loan funding functions for the Company to perform. The standards of loan documentation by such unrelated mortgage company originators may not be as stringent as the standards applied by the Company on its own direct originations. For each wholesale loan the Company's credit evaluation and property appraisal procedures are the same as for its retail originations.


    The following tables set forth the aggregate amount of wholesale loans and the percentage of such wholesale loans that related to properties in the various states in which the Company operates.

Year        State    $ Amount of Wholesale Loans  Percentage of Wholesale Loans
----        -----    ---------------------------  -----------------------------
1997       Florida            $ 33 million                 17%
           Michigan             61 million                 31%
           Illinois             34 million                 18%
           Ohio                 41 million                 21%

Year        State    $ Amount of Wholesale Loans  Percentage of Wholesale Loans
----        -----    ---------------------------  -----------------------------
1996       Florida            $ 11 million                  8%
           Michigan             66 million                 47%
           Illinois             28 million                 20%
           Ohio                 25 million                 18%


Year        State    $ Amount of Wholesale Loans  Percentage of Wholesale Loans
----        -----    ---------------------------  -----------------------------
1995       Florida            $ 45 million                 33%
           Michigan             35 million                 25%
           Indiana              17 million                 12%
           Oregon                9 million                  7%

The remaining wholesale loans for fiscal 1997, 1996 and 1995 related to properties located in various other states.

     The Company is engaged in the origination of conventional mortgage loans, secured by one- to four-family residential properties (including condominiums), that conform to the requirements for sale to either the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Company also originates non-conforming conventional loans that exceed the maximum amounts qualifying for sale to Freddie Mac or Fannie Mae (currently $214,600) but that otherwise conform to their requirements ("jumbo loans"). The Company's principal mortgage banking subsidiary, MCA Mortgage, is an approved seller/servicer for Freddie Mac, the Government National Mortgage Association ("Ginnie Mae") and Fannie Mae, while its other principal subsidiary, MCA, is an approved seller/servicer for Freddie Mac. In addition, MCA Mortgage and MCA are qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") and mortgage loans partially guaranteed by the Veterans Administration ("VA"), which qualify for pooling by Ginnie Mae and qualify for sale to other institutional investors. The Company also originates loans which do not conform to Freddie Mac or Fannie Mae requirements. These "non-conforming" loans are typically made to self-employed individuals and others unable to meet the underwriting standards for conventional lending. Generally, these loans carry higher interest rates and fees commensurate with the additional credit risk. These loans are typically sold on the secondary market to a different group of investors than the conventional loans originated by the Company. The Company expanded its originations in this market through the acquisition of MCA-Ohio in July 1995, a company which has been engaged in this type of lending since 1993.

     The following table sets forth for the periods indicated the number, dollar volume and percentage of total volume of the Company's loan production (dollars in thousands except Average Loan Balances):




                                                   Fiscal Year ended January 31,
                                                ----------------------------------
                                                   1997        1996        1995
RETAIL LOANS
------------
Conventional Loans:
     Number of Loans. . . . . . . . . . . .         3,076       2,715       2,241
     Volume of Loans. . . . . . . . . . . .      $272,943    $243,154    $186,452
     Percent of Total Volume                        33.71%      38.47%      33.04%
FHA/VA Loans:
     Number of Loans. . . . . . . . . . . .         3,765       2,669       2,681
     Volume of Loans. . . . . . . . . . . .      $291,601    $202,803    $186,136
     Percent of Total Volume. . . . . . . .         36.01%      32.07%      32.99%
Non-Conforming Loans:
     Number of Loans. . . . . . . . . . . .           418         581       1,425
     Volume of Loans. . . . . . . . . . . .      $ 32,012    $ 34,133    $ 42,301
     Percent of Total Volume. . . . . . . .          3.96%       5.40%       7.50%
Jumbo Loans
     Number of Loans. . . . . . . . . . . .            68          40          41
     Volume of Loans. . . . . . . . . . . .        17,491    $ 11,478    $ 11,397
     Percent of Total Volume. . . . . . . .          2.16%       1.81%       2.02%

Average Loan Balance  . . . . . . . . . . .      $ 83,806    $ 81,860    $ 66,732
Total Volume of Loans . . . . . . . . . . .      $614,047    $491,568    $426,286


WHOLESALE LOANS(1)
------------------
Conventional Loans:
     Number of Loans. . . . . . . . . . . .           546         617         655
     Volume of Loans. . . . . . . . . . . .      $ 48,048    $ 60,590    $ 54,740
     Percent of Total Volume. . . . . . . .          5.93%       9.58%       9.70%
FHA/VA Loans:
     Number of Loans. . . . . . . . . . . .           427         309       1,059
     Volume of Loans. . . . . . . . . . . .      $ 37,904    $ 27,158    $ 73,746
     Percent of Total Volume. . . . . . . .          4.68%       4.30%      13.07%
Non-Conforming Loans:
     Number of Loans. . . . . . . . . . . .         1,803         995         122
     Volume of Loans. . . . . . . . . . . .      $108,928    $ 52,485    $  9,463
     Percent of Total Volume. . . . . . . .         13.45%       8.30%       1.68%
Jumbo Loans
     Number of Loans. . . . . . . . . . . .             4           2          *
     Volume of Loans. . . . . . . . . . . .      $    829    $    480          *
     Percent of Total Volume. . . . . . . .           .10%        .07%         *

Average Loan Balance  . . . . . . . . . . .      $ 70,400    $ 73,174    $ 75,136
Total Volume of Loans(1)  . . . . . . . . .      $195,709    $140,713    $137,949


TOTAL LOANS
-----------
Number of Loans . . . . . . . . . . . . . .        10,107       7,928       8,224
Volume of Loans . . . . . . . . . . . . . .      $809,756    $632,281    $564,235
Average Loan Balance  . . . . . . . . . . .      $ 80,118    $ 79,753    $ 68,608


*Indicates that these types of loans were not originated by the Company during the applicable period.
(1) During fiscal 1997, no single company was responsible for greater than 10% of the Company's wholesale originations. During fiscal 1996, Watson Financial Group ("Watson") was responsible for 13% of the Company's wholesale originations. Watson is not affiliated with the Company. During fiscal 1995, no single company was responsible for greater than 10% of the Company's wholesale originations.

     At January 31, 1997, the Company had applications in process for approximately 2,022 mortgage loans, aggregating approximately $154 million. At January 31, 1996, the Company had applications in process for approximately 1,947 mortgage loans, aggregating approximately $186 million. Based on experience, the Company anticipates that 75% to 80% of the loan applications will close within 45 to 90 days.

     Warehousing. Warehousing is the term used to describe the process of holding mortgage loans pending their sale to investors (typically financial institutions) or into the secondary market. During the warehousing period the Company earns income equal to the difference between the interest received on the mortgage loans and the interest paid on short-term advances from banks which are used typically to fund the mortgage loans. During periods when short-term warehouse borrowing rates exceed long-term mortgage lending rates, the warehousing of mortgage loans can result in a loss.

     Pending sale and delivery to investors, the Company's mortgage loans are funded almost entirely by borrowings under warehousing lines of credit from banks. The Company typically holds mortgage loans for a period of up to 60 days after closing in order to prepare them for sale. Borrowed funds are repaid when the Company receives payment upon the sale of the loans. Accordingly, the Company is dependent on loan sales to free warehousing credit lines in order that new loans can be closed.

     Among its short-term financing sources, the Company maintains a loan agreement with Texas Commerce Bank N.A. and a mortgage loan agreement with Paine Webber Real Estate Securities. As is customary in the industry, these credit facilities can be terminated on demand or upon relatively short notice. In such an event, the Company would seek replacement or new credit facilities from other lenders for these existing lines of credit on terms at least as favorable. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Marketing. The offering, sale, packaging and delivery of closed mortgage loans to investors is the activity which distinguishes a mortgage banker as a financial intermediary from a portfolio lender or permanent investor.
Marketing mortgage loans is the most complex aspect (both financially and operationally) of the mortgage banking business. It requires matching the needs of the retail origination market (consisting of home buyers and homeowners seeking new mortgages) with the needs of the secondary market for mortgage loans (consisting of securities broker-dealers, depository institutions, insurance companies, pension funds and other investors). Conventional mortgage loans (i.e., those not guaranteed or insured by agencies of the federal government), which are secured by one-to-four family residential properties (including condominiums) and which comply with applicable requirements, are packaged for direct sale to mortgage investors. In addition, there is an active private market for mortgage loans which have not been pooled or securitized.

     Factors which may influence the market value of packaged loans include the general level of interest rates, the types of loans (e.g., conventional mortgage loans or larger jumbo loans), interest payment and principal amortization schedules (e.g., self-amortizing or balloon, fixed-rate or indexed adjustable-rate, equal monthly payment or adjustable payment), type of mortgaged property (e.g., one-to four family detached, row or townhouse, condominium or planned unit development), ratio of loan proceeds to appraised property value, property location, credit profile, and whether loans are packaged into pools (represented by securities) or sold separately on a whole loan basis.

     The following table sets forth for the periods indicated, the Company's loan production by type of interest payment and principal amortization schedule as well as loan to value ratio information (dollars in thousands):




                                                                 Year ended January 31,
                                                -----------------------------------------------------
                                                  1997       1996       1995       1994        1993
                                                -------     ------    -------     ------     -------

30-year Fixed Rate:
 Number of Loans . . . . . . . . . . . .           6,092      5,349      4,569      5,084        818
 Volume of Loans . . . . . . . . . . . .        $492,949   $424,994   $339,394   $448,762   $ 94,297
 Percent of Total Volume . . . . . . . .           60.88%     67.22%     60.15%     65.28%     46.43%
15-year Fixed Rate:
 Number of Loans . . . . . . . . . . . .             785        611        844      1,953        678
 Volume of Loans . . . . . . . . . . . .        $ 49,149   $ 40,137   $ 49,536   $142,340   $ 50,985
 Percent of Total Volume . . . . . . . .            6.07%      6.35%      8.78%     20.70%     25.11%
Adjustable Rate ("ARMS"):
 Number of Loans . . . . . . . . . . . .           1,487      1,239      1,217        299        248
 Volume of Loans . . . . . . . . . . . .        $143,453   $114,619   $108,983   $ 34,073   $ 26,534
 Percent of Total Volume . . . . . . . .           17.71%     18.13%     19.32%      4.96%     13.07%
Other (1):
 Number of Loans . . . . . . . . . . . .               0         69        352        194        245
 Volume of Loans . . . . . . . . . . . .               0   $  5,225   $  6,154   $  3,121   $  3,408
 Percent of Total Volume . . . . . . . .               0%      0.82%      1.09%      0.45%      1.68%
Balloon Payment:
 Number of Loans   . . . . . . . . . . .            1743        660      1,242      1,380        464
 Volume of Loans   . . . . . . . . . . .        $124,205   $ 47,306   $ 60,167   $ 59,188   $ 27,863
 Percent of Total Volume . . . . . . . .           15.34%      7.48%     10.66%      8.61%     13.71%

Total Number of Loans  . . . . . . . . .          10,107      7,928      8,224      8,910      2,448
Total Volume . . . . . . . . . . . . . .        $809,756   $632,281   $564,235   $687,484   $203,087
Total Loan to Value Percent. . . . . . .           84.13%      83.8%      90.5%      94.5%       n/a*

-------------------
*n/a = not available for this period.

(1) This category represents mortgages and land contracts with other than 15 or 30 year terms, which have no balloon payment.

     The following table sets forth for the periods indicated, the number, dollar volume and percent of total volume of the Company's loan production by occupancy status and type of mortgaged property (dollars in thousands):




                                                               Year Ended January 31
                                            -------------------------------------------------------
                                               1997       1996       1995       1994       1993
                                             --------   --------   --------   --------   --------
Detached - Single Family
------------------------
Owner Occupied:
 Number of Loans . . . . . . . . . . . . .      8,939      6,943      6,916      7,441      1,864
 Volume of Loans . . . . . . . . . . . . .   $724,011   $578,154   $506,714   $636,440   $178,515
 Percent of Total Volume                        89.41%     91.44%     89.81%     92.58%     87.90%
Non-owner occupied:
 Number of Loans. . . . . . . . . . . . .         442        133        947      1,088        447
 Volume of Loans                             $ 20,733   $  6,121   $ 28,603   $ 23,441   $ 14,427
 Percent of Total Volume                         2.56%      0.97%      5.07%      3.41%      7.11%
Other (1):
 Number of Loans. . . . . . . . . . . . .          76         66         39         64          9
 Volume of Loans. . . . . . . . . . . . .    $  6,022   $  5,929   $  3,310   $  4,894        698
 Percent of Total Volume. . . . . . . . .        0.75%      0.94%      0.59%      0.71%      0.34%

Multi-Unit and Commercial
-------------------------
Owner Occupied:
 Number of Loans. . . . . . . . . . . . . .       523        360        262        265        101
 Volume of Loans. . . . . . . . . . . . . .  $ 52,489   $ 28,919   $ 19,909   $ 18,895   $  7,655
 Percent of Total Volume. . . . . . . . . .      6.48%      4.57%      3.53%      2.75%      3.77%
Non-owner occupied:
 Number of Loans. . . . . . . . . . . . . .       127        426         60         52         27
 Volume of Loans. . . . . . . . . . . . . .  $  6,501   $ 13,158   $  5,699   $  3,814   $  1,792
 Percent of Total Volume. . . . . . . . . .      0.80%      2.08%      1.00%      0.55%      0.88%

-----------------
(1)  Includes second homes and vacant land.

     The sale of mortgage loans produces a net gain or loss equal to the sum of
(i) the difference between the principal amount of the loans and the net price at which the loans are sold (the cash gain or loss on sales) and (ii) the present value of the difference (the "premium on sale of mortgage loans"), if any, between the stated interest rate collected by the mortgage banker from the mortgage loan borrowers and the interest rate paid by the mortgage banker to the purchasers of the loans, net of a normal servicing fee.

     The Company typically holds its mortgage loans for up to 60 days before selling them to investors. The Company sells conforming loans either directly on a loan-by-loan basis to Freddie Mac, Fannie Mae or other financial institutions, or by a process of "securitization" of loan pools. Conforming loans and loans qualifying for securitization through Ginnie Mae programs may be grouped in pools and assigned to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, which issues a mortgage-backed security ("MBS") representing an undivided interest in the loan pool. For issuing the MBS, Freddie Mac, Fannie Mae or Ginnie Mae receives an annual fee, up to .50% of the declining principal amount of the loan pool. The Company, through investment bankers, may then sell these MBSs to investors or hold them for investment.

     Loan pools may be sold to Freddie Mac or Fannie Mae, or securitized in the form of Ginnie Mae mortgaged-backed securities and sold to institutional investors with or without recourse in the event of default by the borrowers.
If a loan pool is sold without recourse, Freddie Mac will typically charge a fee for issuing the MBS which is .05% to

 .07% higher than if such loan pool were sold with recourse. The Company decides to sell loan pools with or without recourse based primarily upon capital market conditions and perceived risks of the terms of such mortgage loan documents. To date all of the loan pools sold by the Company to Freddie Mac or Fannie Mae or through Ginnie Mae programs have been sold on a non-recourse basis.

     Mortgage loans are also sold on a loan-by-loan basis to banks, mortgage companies and other private investors and, in the case of conforming loans, may be sold to Freddie Mac or Fannie Mae. Such individual loan sales are typically made by the Company on a non-recourse basis. During fiscal 1997, 1996 and 1995, the Company made $809.8 million, $632.3 million and $564.2 million of non-recourse loans, respectively, and did not sell any loans with recourse. Loans underwritten and sold may be subject to repurchase if the underwriting standards of the investor are not met, potentially resulting in actual loss and/or the limitation of the Company's liquidity.

     The Company packages substantially all of its FHA-insured and VA-guaranteed mortgage loans into pools of loans sold in the form of pass-through mortgage-backed securities guaranteed by Ginnie Mae. With respect to loans secured through Ginnie Mae programs, the Company is insured against foreclosure loss by the FHA or partially guaranteed against foreclosure loss by the VA (at present generally 25% to 100% of the loan). Since the Company is not an end investor in these types of loans, its risk with respect to these loans is minimal. FHA-insured and VA-guaranteed mortgage loans represent approximately 33% of the Company's originations in any given year. The discontinuance of these programs would have a limited impact upon the Company due to the Company's ability to originate a substantial volume of conventional loans which enables the Company to market mortgage loans to Freddie Mac, Fannie Mae or other investors.

     The Company commits to sell loans in an amount equal to the closed loans held in inventory, plus a portion of the loans that the Company has committed to make but has not yet closed. This enables the Company to mitigate the interest rate risk resulting from the fact that market interest rates may change between the time that the Company commits to make or purchase a loan and the time the Company commits to sell or sells such loans. The portion of loans that have not yet closed which the Company commits to sell depends on numerous factors, including the total amount of the Company's outstanding commitments to make loans, the portion of such loans that is likely to close, the timing of such closings and anticipated changes in interest rates. The Company constantly monitors these factors and adjusts its commitments position accordingly. The Company's commitment position may consist of mandatory forward commitments on mortgage-backed securities or mortgage loans, options on mortgage-backed securities or treasury futures contracts, or outright futures contracts. See Note 9 of Notes to Consolidated Financial Statements for a discussion of financial instruments with off-balance-sheet risk.

     Non-conforming loans are sold to a different group of investors. They are typically packaged with other similar loans and sold servicing released, in bulk, to obtain a more favorable price. In the fourth quarter, the Company entered into an agreement with another party to sell substantial portions of the Company's non-conforming production for purposes of securitization. This entitles the Company to the difference between the weighted average coupon rate of the loan it originated and the security's stated yield, less a normal servicing fee and certain other fees.

     Servicing. At January 31, 1997, the Company owned servicing rights for mortgages with outstanding balances of approximately $1.48 billion and to land contracts with outstanding net balances of approximately $117 million. The Company intends to increase significantly its servicing of residential mortgage loans, and to maintain a mortgage and land contract servicing system that emphasizes cash management and compliance with investor servicing requirements. To this end, the Company intends to purchase conventional mortgage loan servicing rights from other unaffiliated loan servicers.

     The Company also obtains additional servicing through the retention of servicing with respect to mortgages and land contracts that it originates and sells to others. For residential mortgage loans which it originates, the Company retains the servicing related to most of these loans temporarily, then sells the servicing rights from time to time on the open market. The Company intends to restrict its purchases of mortgage servicing to servicing that can be purchased at a price that provides targeted rates of return, and is compatible with the Company's systems and processes. During fiscal 1997, the Company purchased servicing with respect to approximately $830 million of mortgage loans and has sold servicing with respect to approximately $1.8 billion of mortgage loans.

     A loan servicing portfolio creates an earning asset in the form of income created from servicing fees, which range generally from 0.25% to 0.50% per year for mortgage loans and from 0.25% to 2.5% per year for land contracts, based on the declining principal balance of the mortgage loans or the declining net principal balances of land contracts serviced, and the potential interest earnings on escrow funds held until the time payment for taxes and insurance must be made. Based upon current market conditions, the Company estimates that servicing rights for residential mortgage loans and land contracts have a market value from 1.25% to 2.5% and from 1.25% to 4.0%, respectively, of the principal balance of the mortgage loans and the declining net principal balances of land contracts serviced.

     One of the Company's strategies is to build and retain its servicing portfolio. The Company believes that it has developed systems that enable it to service mortgage and land contract loans efficiently and therefore enhance the returns it can earn from investments in servicing rights. In addition, the Company believes that the earnings from its servicing portfolio may to some extent offset the effect of interest rate fluctuations on loan origination revenue. In general, the value of the Company's loan servicing portfolio may be adversely affected as mortgage interest rates decline and expected loan prepayments increase. Income generated from the Company's loan servicing portfolio also may decline in such an environment. On the other hand, these effects may be offset somewhat by an increase in originations and servicing income attributable to new loans which historically increase in periods of declining mortgage interest rates. However, there can be no assurance that low mortgage rates will result in increased loan originations, particularly during periods of slow or negative economic growth. As of January 31, 1997, the weighted average rate on mortgages serviced by the Company but owned by others was 8.04% and the weighted average rate on mortgages and land contracts serviced by the Company but owned by MCA Mortgage or MCA-sponsored pass-through pools was 10.98%.

     The following table sets forth information about the Company's retail and wholesale loan origination and servicing activities:


                                                                       Year Ended January 31
                                                     -------------------------------------------------------------
                                                         1997         1996         1995         1994        1993
                                                     ----------   ----------   ----------   ----------   ---------
                                                          (dollars in thousands, except average loan balance)
Beginning loan
 servicing portfolio . . . . . . . . . . . . .       $2,206,460   $1,303,628   $1,105,534   $  234,743   $  44,380
Add:
 Loans purchased and
  originated by the
  Company for resale. . . . . . . . . . . .             727,007      632,281      536,881      687,484     203,087
 Loans purchased by the
  Company for syndication. . . . . . . .                 20,849       25,597       27,354       19,188      16,475
 Mortgage servicing
  purchased (net of sales)                             (862,569)     618,780     (166,577)     471,587      98,808
                                                     ----------   ----------   ----------   ----------   ---------
                                                     $2,091,747   $2,580,286   $1,503,192   $1,413,002   $ 362,750
Less:
 Amortization . . . . . . . . . . . . . . . . . .       (53,761)     (43,491)     (43,228)     (36,832)     (1,146)
 Prepayments of loans. . . . . . . . . . . .           (237,196)    (172,100)    (107,571)    (210,305)     (7,773)
 Loans sold with
  servicing sold. . . . . . . . . . . . . . . . .      (199,748)    (158,235)     (48,765)     (60,331)   (119,088)
                                                     ----------   ----------   ----------   ----------   ---------
Ending loan servicing
     portfolio. . . . . . . . . . . . . . . . . . .  $1,601,042   $2,206,460   $1,303,628   $1,105,534   $ 234,743
                                                     ==========   ==========   ==========   ==========   =========
Number of loans serviced
    (end of period). . . . . . . . . . . . . .           21,248       27,357       16,372       15,900       4,063

Average loan balance. . . . . . . . . . . .          $   75,350   $   80,650   $   79,625   $   69,530   $  57,776

     The following table sets forth, for the periods indicated, the mortgage delinquency rate of the Company's loan servicing portfolio and information relating to foreclosed properties:




                                                               Year ended January 31,
                                                      --------------------------------------------
                                                      1997      1996      1995      1994      1993
                                                      ----      ----      ----      ----      ----

Delinquent mortgage loans at
Period end:
  30 days:
   Number of loans . . . . . . . . . . . . .           838       227       359       259       157
   Percent of total loans                             3.94%     0.83%     2.19%     1.87%     3.86%
  60 days:
   Number of loans . . . . . . . . . . . . .           216        49        97        77        26
   Percent of total loans                             1.02%     0.18%     0.59%     0.56%     0.64%
  90 days or more:
   Number of loans . . . . . . . . . . . . .           367        75       143        43        45
   Percent of total loans                             1.73%     0.27%     0.87%     0.31%     1.11%
  Total delinquencies:
   Number of loans . . . . . . . . . . . . .          1421       351       599       379       228
   Percent of total loans                             6.69%     1.28%     3.65%     2.74%     5.61%

Foreclosed Properties:
  Beginning inventory  . . . . . . . . . . .           122        84        83        84        34
  Properties acquired  . . . . . . . . . . .           106       136        89       122       162
  Ending inventory   . . . . . . . . . . . .           113       122        84        83        84
  Aggregate carrying
   value, net (-000's) . . . . . . . . . . .       $ 2,576   $ 2,288   $ 1,500   $ 1,495   $ 1,701
  Average carrying value . . . . . . . . . .       $22,798   $18,754   $17,854   $18,012   $20,246



OTHER BUSINESS ACTIVITIES

     Securitization and Syndication of Real Estate Interests. The Company is involved in marketing real estate interests in the form of pass-through securities which represent the ownership of undivided fractional interests in a defined pool of real estate related loans and loan participations. The Company's primary objective in marketing these securities is to provide investors with consistent high income without undue risk of loss. To accomplish this, the Company has developed a program of acquiring for resale real estate related investments consisting primarily of land contract seller's interests and real estate mortgage notes. The Company emphasizes investments in land contract seller's interests because of the traditional absence of competition from financial institutions in this market, which generally results in higher yields, and the belief that legal rights and remedies available to land contract sellers are more flexible and lead to collection of delinquent accounts with greater success than can be realized with respect to mortgage notes. In addition, a land contract may be used only as an instrument facilitating the sale and exchange of real property. Therefore, the nature of the debt owed by the land contract purchaser is a result of the purchaser's desire to own, through installment payments, the realty involved.

     Through January 31, 1997, the Company had sponsored 114 offerings of pass-through certificates. For each offering, a subsidiary acts as the sponsor and servicing agent for the land contracts, mortgages and other real estate interests which are held for the benefit of the certificate holders. Pursuant to the master pooling and servicing agreement relating to the pools, the sponsor is obligated to purchase all outstanding participation certificates held by investors in that pass-through pool at such time as the aggregate net receivable balance of each pass-through pool is less than 10% of the original face amount. At January 31, 1997, the maximum amount of these future purchase commitments totaled approximately $9.4 million. The sponsor can satisfy its repurchase obligation for such a paid-down pool by arranging a purchase of the underlying real estate interests by another pass-through pool or a mortgage investor.

     The following table shows the growth of the Company's originations and purchases of loans for syndication in pass-through pools during the fiscal years indicated:


                                                                        Year ended January 31,
                                                        --------------------------------------------------------
                                                        1997         1996         1995         1994         1993
                                                        ----         ----         ----         ----         ----

Number of Land Contracts
 purchased for syndication  . . . . . . . .                 855          933        1,002          798          308
Average balance . . . . . . . . . . . . . .         $    24,418  $    23,485  $    22,453  $    17,759  $    31,413
Total amount of Land
 Contracts purchased for
 syndication. . . . . . . . . . . . . . . .          20,877,360  $21,911,707  $22,498,079  $14,172,104  $ 9,675,388

Number of Mortgage Notes
 purchased for syndication  . . . . . . . .                  46           78          212          344          260
Average loan balance. . . . . . . . . . . .         $    62,930  $    47,246  $    22,906  $    14,580  $    26,152
Total amount of Mortgage
 Notes purchased for
 syndication  . . . . . . . . . . . . . . .         $ 2,894,797  $ 3,685,207  $ 4,856,239  $ 5,015,723  $ 6,799,612

Total number of loans
 purchased for syndication  . . . . . . . .                 901        1,011        1,214        1,142          568
Average loan balance  . . . . . . . . . . .         $    26,384  $    25,318  $    22,513  $    16,802  $    29,005
Total amount purchased for
 syndication  . . . . . . . . . . . . . . .         $23,772,157  $25,596,914  $27,354,318  $19,187,827  $16,475,000



     Purchase and Resale of Real Property. The Company purchases and sells income-producing real estate, with sales made primarily to limited partnerships for which an affiliated company acts as general partner. This activity produces income to the Company in the form of gains on the sale of such real estate. In addition, MCA Realty purchases distressed residential real estate, which is rehabilitated and sold to non-related individuals. During the year ended January 31, 1997, the Company acquired and sold 820 single family homes for a total gain of $8.2 million, $7.5 million of which represented sales to the limited partnerships described above. During fiscal 1996, 1995, and 1994, the Company acquired and sold 723, 735, and 415 single-family homes for total gains of $7.3 million, $7.4 million, and $4.9 million, respectively, of which $6.5 million, $7.3 million and $4.8 million, respectively, represented sales to related parties. See Note 14 of Notes to Consolidated Financial Statements for a summary of selected consolidated segment financial information.

     The income producing real estate which is purchased by the Company and its affiliates is acquired through the assistance of both affiliated and unaffiliated real estate brokers. Approximately 60% and 40%, respectively, is acquired through affiliated and nonaffiliated brokers. There appears to be increased competition for these income-producing real estate properties as real estate values continue to escalate and the economy continues to grow.

     Most of the income-producing real estate is sold by the Company and its affiliates on land contracts to limited partnerships controlled by an affiliate of the Company. These transactions are not arm's length transactions with independent third party appraisals. The land contracts are then sold by the Company to real estate pass-through pools of which MCA is the sponsor of the pools. The remaining balance of income-producing real estate is sold to unrelated third parties.

     Because most of the income-producing real estate sales are directed to affiliated partnerships, the normal real estate concerns associated with purchasers and fluctuating market values are not applicable. These partnerships are engaged in the business of renting income producing properties to individuals. The day-to-day real estate rental concerns are those of the syndicated real estate limited partnerships of the affiliates and not those of the Company. However, the payments to the Company pursuant to the land contract receivables are dependent upon the ability of these partnerships to generate rental income.

     Other. During fiscal 1996, the Company made a common stock investment of approximately $1.0 million in a Delaware Limited Liability Company. This start-up company participates in the used vehicle retail industry through providing floor plan financing and joint venture activities with existing dealers. The Company's investment in the Class B Securities issued by this Limited Liability Company provides it the right to participate in earnings and distributions, if any, subject to the preferential right of certain other shareholders.

COMPETITION

     The Company competes with other mortgage bankers, state and national banks, thrift institutions and insurance companies for loan originations and purchases. While there are several dominant competitors in the industry, the Company believes it is a mid-range mortgage company in its markets. Many of its competitors have substantially greater resources than the Company. However, the Company believes that it offers a more diversified and, in some cases, unique product line to its customers. The Company competes, in part, through print and electronic media advertising campaigns, by motivating its sales force through incentive compensation based on volume of loan originations, by maintaining a network of branch locations designed to provide sales support for its originators and by maintaining close relationships with real estate brokers and builder-developers.

REGULATION

     The Company is subject to the rules and regulations of, and examinations by, Freddie Mac, Fannie Mae, Ginnie Mae and the Department of Housing and Urban Development ("HUD") with respect to the processing, origination and purchase, sale and servicing of mortgage loans and contracts. These rules and regulations prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to meet certain financial requirements and to submit certified financial statements to these agencies annually. Mortgage loan origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Mortgage loans, other than first mortgages, are also subject to the usury statutes of the states in which the Company does business. Additionally, there are various state laws affecting the Company's mortgage banking operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. MCA Mortgage and MCA are registered with the Commissioner of the Michigan Financial Institutions Bureau under the Michigan Mortgage Brokers, Lenders, and Servicers Licensing Act and are subject to the provisions of such law. MCA Realty is a licensed real estate broker in the state of Michigan. Expansion of the Company's operations has subjected it to similar regulations in the states of Indiana, Illinois, Idaho, Kentucky, Maryland, Ohio, Florida, West Virginia, California, North Carolina and Pennsylvania.

EMPLOYEES

     At January 31, 1997, 452 individuals were employed by the Company, of which 433 were full-time employees, including 157 mortgage and land contract originators and mortgage and land contract servicers. The remaining full-time employees are administrative and management personnel. None of the Company's employees is represented by a bargaining agent. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES.

         The Company's executive and administrative offices and its mortgage banking and real estate operations are located in approximately 39,000 square feet of leased office space in Southfield, Michigan. The basic annual rent for the Southfield office space is approximately $482,000. The lease for this office expires on September 30, 1999. The Company believes that its offices are adequate for present purposes and for any foreseeable increase in its business activities. As of January 31, 1997, the Company leased office space in 29 other locations: 12 in Michigan, 4 in Indiana, 5 in Florida, 3 in Ohio, 2 in Illinois and one in each of Kentucky, North Carolina and California. These locations are used by certain of the Company's mortgage and land contract originators.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 31, 1997.



                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

        There is no established public trading market for any class of common equity of the Company. As of April 1, 1997, there were 67 shareholders of record of the Company's common stock. The Company has never paid a dividend on its common stock and has no present plans to pay dividends in the future. The Company is restricted in its ability to pay dividends under the terms of Indentures with respect to its outstanding 11% Asset-Backed Subordinated Debentures, Series 1994 due June 30, 2000 and its 11% Subordinated Debentures, Series 1996 due June 30, 2002.

ITEM 6. SELECTED FINANCIAL DATA.


     The following table sets forth selected historical financial data of the Company for each of the periods indicated in the five-year period ended January 31, 1997, which were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the periods in the three-year period ended January 31, 1997 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.



                                                                                     Year ended January 31,
                                                               ------------------------------------------------------------
Income Data:                                                    1997          1996            1995         1994       1993
                                                                -----         -----           -----        -----      -----

Revenues:                                                                  (Dollars in thousands, except per share data)
Gain on sale of land  contracts. . . . . . . . . . .          $  3,438        $ 2,981        $  2,983    $   1,753    $ 1,433
Gain on sale of real estate. . . . . . . . . . . . .               708            751              --           67        299
Gain on sale of real
 estate-related parties. . . . . . . . . . . . . . .             7,539          6,529           7,365        4,811      3,249
Gain on bulk sales of
 servicing rights  . . . . . . . . . . . . . . . . .             5,231          4,726           7,475        5,579        997
Mortgage origination fees and gain on  . . . . . . .            24,862         14,339           5,584       11,282      6,280
 sale of mortgages
Servicing fees . . . . . . . . . . . . . . . . . . .             8,499          6,244           4,617        1,917        851
Interest income. . . . . . . . . . . . . . . . . . .             8,168          5,903           5,106        3,948        856
Other. . . . . . . . . . . . . . . . . . . . . . . .               481            478             241          177        428
                                                              --------        -------        --------    ---------    -------
   Total revenues. . . . . . . . . . . . . . . . . .            58,926         41,951          33,371       29,534     14,393
Expenses . . . . . . . . . . . . . . . . . . . . . .            57,522         40,823          33,547       28,562     13,477
                                                              --------        -------        --------    ---------    -------
Income (loss) before
 federal income taxes. . . . . . . . . . . . . . . .             1,404          1,128            (176)         972        916
Provision for federal
income taxes . . . . . . . . . . . . . . . . . . . .               639            512             102          421        330
                                                              --------        -------        --------    ---------    -------
   Net income (loss) . . . . . . . . . . . . . . . .          $    765        $   616        $   (278)   $     551    $   586
                                                              ========        =======        ========    =========    =======

Net income (loss) per share. . . . . . . . . . . . .          $   1.61        $  1.44        $   (.69)   $    1.60    $  2.15
Ratio of earnings over fixed charges (2) . . . . . .             1.11x          1.13x              --         1.20x      1.82x
Earnings (deficiency of  earnings) over
fixed charges. . . . . . . . . . . . . . . . . . . .             1,404          1,128            (176)         972        916





                                                                               Year ended January 31,
Balance Sheet Data:                                          ----------------------------------------------------
Assets:                                                         1997        1996     1995     1994      1993
                                                             -------      -------   ------  -------    ------
 Cash. . . . . . . . . . . . . . . . . . . . . . . .        $  3,097     $  2,730  $ 2,931  $ 4,782    $ 3,699
 Mortgages held for resale.. . . . . . . . . . . . .          54,430       63,306   15,702   39,250     14,084
 Other.. . . . . . . . . . . . . . . . . . . . . . .          87,465       69,155   58,479   32,813     10,849
                                                            --------     --------  -------  -------    -------
    Total assets . . . . . . . . . . . . . . . . . .        $144,992     $135,191  $77,112  $76,845    $28,632
                                                            ========     ========  =======  =======    =======
 Liabilities:
 Notes payable(3). . . . . . . . . . . . . . . . . .        $ 83,975     $ 86,598  $44,843  $54,549    $13,824
 11% Subordinated Debentures
 due 1997, 2000 and 2002 . . . . . . . . . . . . . .          15,542        9,174    4,938    4,938      3,171
 10% Subordinated Notes Payable. . . . . . . . . . .          15,000          --       --       --         --

Other. . . . . . . . . . . . . . . . . . . .              19,570     29,258   18,041    8,495      6,465
                                                        --------   --------  -------  -------    -------
   Total liabilities . . . . . . . . . . . .            $134,087   $125,030  $67,822  $67,982    $23,460
Redeemable Common Stock(4) . . . . . . . . .                 256         --       --      300        300
Stockholders' equity . . . . . . . . . . . .              10,649     10,161    9,290    8,563      4,872
                                                        --------   --------  -------  -------    -------
 Total liabilities and
 stockholders' equity. . . . . . . . . . . .            $144,992   $135,191  $77,112  $76,845    $28,632
                                                        ========   ========  =======  =======    =======




                                                                         Year ended January 31,
                                                              ---------------------------------------------
Operating Data:                                                1997      1996      1995      1994      1993
                                                               ----     -----      ----      ----      ----
Loan production:
 Number of loans originated                                    10,107     7,928     8,224     8,910     2,448
 Average loan balance. . . . . . . . . . . . . . . .         $     80  $     80  $     69  $     77  $     83
 Total loans originated. . . . . . . . . . . . . . .         $809,756  $632,281  $564,235  $687,484  $203,087
Number of full-time
employees. . . . . . . . . . . . . . . . . . . . . .              433       412       336       448       202


(1) On July 19, 1994 the Company purchased substantially all of the revenue producing activities of Liberty National Mortgage Corporation. See Note 15 of Notes to Consolidated Financial Statements.
(2) The ratio of earnings to fixed charges was computed by dividing (a) net income (loss) for the period plus fixed charges by (b) fixed charges, which consist of interest expense, amortization of debt expense and that portion of rentals that represents interest. The ratio of earnings over fixed charges and preferred dividends was 1.12x, 1.12x, 1.19x, and 1.79x for the years ended January 31, 1997, 1996, 1994, 1993, respectively. Earnings were insufficient to cover fixed charges for the year ended January 31, 1995. The deficiency of earnings over fixed charges and preferred dividends was $.6 million for the year ended January 31, 1995.
(3)  See Note 3 of Notes to Consolidated Financial Statements.
(4)  See Note 5 of Notes to Consolidated Financial Statements


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary financing needs are for mortgage banking activities, loan funding activities, operating cash flows and the purchase of mortgage servicing rights.

         Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. See Note 3 of Notes to Consolidated Financial Statements. The Company also provides funding for loans by using a technique known as "table funding," which is common in the mortgage banking industry. In this case, funds are advanced directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past year, the Company financed approximately 95% of its mortgage originations using its warehouse lines of credit and approximately 5% with table funding sources.

         The Company currently has a $115 million loan agreement with Texas Commerce Bank N.A. This revolving warehousing line of credit provides financing for funding and originating a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages and land contracts. Interest on bank borrowings are based on LIBOR plus .85 to 2.5% depending on the type of loan. Mortgage loans held for resale are pledged as collateral. This facility is scheduled to expire on September 3, 1997.

         The Company also has a $10 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber"). Interest on borrowings under this facility are based on Libor plus 1.5%. This facility is scheduled to expire on November 1, 1997. The Company expects to renew these
warehousing lines of credit upon their respective expirations.   At January 31,
1997 a total of $52.8 million was outstanding under these facilities.

         The Company also has a $15 million loan and financing agreement with the Board of Trustees of the Policeman and Firemen Retirement System of the City of Detroit. This subordinated term loan has been provided to expand the Company's non-conforming lending business. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001 equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. Under conditions of this agreement, the lender was issued 30,197 shares of the Company's common stock. This represented 6% of the outstanding unrestricted shares at July 18, 1996. As part of the agreement the lender has the right to "put" these shares back to the Company on August 1, 2006 or upon default under a number of different scenarios.

         The Company also utilizes mortgage loan repurchase agreements with Paine Webber pursuant to which Paine Webber purchases mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

         The Company utilizes a strategy of retaining servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the Company utilizes four funding sources: proceeds from a $4.9 million debenture offering that was completed in July 1993, a bank credit facility, which was first made available to the Company in April 1993 and proceeds from additional $10 million and $6 million debenture offerings. The $4.9 million and the $10.0 million series of debentures, as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income.
The debenture offering completed in April 1993 was terminated March 17, 1997. The credit facility, which is currently at $28.5 million, is with Comerica Bank and is enhanced by a stand-by Note Purchase Agreement between Comerica Bank and the Policemen and Firemen Retirement System of the City of Detroit (the "Fund") whereby the Fund has agreed to provide payment to Comerica Bank upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At January 31, 1997, $28.3 million was outstanding under the Comerica Bank credit facility.

         During the years ended January 31, 1997 and 1996, mortgage servicing rights with respect to approximately 75% and 75%, respectively, of loan originations, or $607 million and $474 million principal amount, respectively, were retained by the Company and financed primarily through operations, the debenture offerings and the Comerica Bank credit facility. The Company intends to continue the level of retained servicing and may purchase additional mortgage servicing rights.

         As in mortgage banking, the Company also has a need to finance loan funding activities with respect to its land contract and mortgage syndication until such time as the loans are packaged and sold to investors. The principal sources of this financing are two limited partnerships which have been established in order to provide up to $4 million for this purpose. These partnerships will terminate in December 1997. The Company also has $4 million available as part of its $115 million facility with Texas Commerce Bank. The Company is considering several alternatives to extend or replace these financing sources at the time of their respective terminations.
There is no assurance that the Company will be successful in extending or replacing these financing sources, however.

     The Company has $1.0 million available under a credit facility with a commercial bank for the acquisition and rehabilitation of residential real property prior to resale. At January 31, 1997, $.28 million was outstanding under this facility. See Note 3 of Notes to Consolidated Financial Statements.

     The Company also has $1 million available under a $1.5 million credit facility with a commercial bank which is similar in structure to a mortgage warehouse line of credit. This portion of the credit facility is used exclusively for the warehousing of land contracts. The additional $0.5 million is available for working capital. At January 31, 1997, $.25 million was outstanding under this facility. See Note 3 of Notes to Consolidated Financial Statements. This facility was terminated in April 1997.

     During fiscal 1997, the Company's operating activities used $23.6 million. Of this, $15.5 million was used to fund the increase in accounts receivable - mortgages sold. The increase in accounts receivable, primarily receivables related to bulk sales of servicing rights, used $7.3 million. The Company used $8.0 million to increase excess interest spread receivable and $9.5 million to decrease accounts payable. These uses of cash were offset by a $8.9 million net decrease in mortgages held for resale. The Company's investing activities during fiscal 1997 provided $5.9 million. Financing activities provided the Company $18.1 million during fiscal 1997. The Company used proceeds from notes payable of $814.9 million to fund mortgage loans and invest in purchased servicing rights. Proceeds from sales of mortgage loans and investments in purchased servicing rights of $817.7 million were used to make payments on notes payable. Sales of the Company's 11% Subordinated Debentures due June 30, 2000 and 2002 provided $6.4 million. Proceeds from subordinated notes payable also provided $15.0 million.


RESULTS OF OPERATIONS

     Revenue for the year ended January 31, 1997 increased by 40.5% to $58.9 million. Revenue for the year ended January 31, 1996, increased by 25.7% to $42.0 million as compared to $33.4 million for the fiscal year ended January 31, 1995. Net earnings increased by 24.3% to net earnings of $765,338 for fiscal 1997 as compared to net earnings of $615,530 for fiscal 1996. Net earnings in fiscal 1996 had increased from a net loss of $227,546 in fiscal 1997. In fiscal 1997 revenue increased in virtually every revenue item. The most substantial increase, $10,522,661, occurred in mortgage origination fees and gain on sale of mortgages. Interest income and servicing fees increased $2,265,185 and $2,255,648,
respectively.   The increase in revenue during fiscal 1996 was the result
of increased mortgage origination fees to $14.34 million in fiscal 1996 as compared to $5.58 million in fiscal 1995. Servicing fees also increased to $6.24 million in fiscal 1996 from $4.62 million in fiscal 1995. The only revenue item to substantially decrease was gain on bulk sales of servicing rights which declined to $4.73 million in fiscal 1996 as compared to $7.48 million in fiscal 1995. The increase in earnings in fiscal 1997 resulted from increased overall revenues, specifically in non-conforming originations. The increase in earnings during fiscal 1996 is attributable to a general decline in interest rates during the year resulting in increased originations, gains on loan resale and increased non-conforming originations. The net loss during fiscal 1995 was due to significant increases in long-term interest rates during the first six months of the year. This severely curtailed mortgage refinancings and increased competitive pressures in the market. The mortgage prepayment rate was 8.9%, 9.8% and 12.5% during fiscal 1995, 1996 and 1997, respectively. The amount of refinancing activity was $173 million during fiscal 1995, $172 million during fiscal 1996, and $194 million during 1997.

     Mortgage origination fees, including gains on sale from loan resale transactions, for fiscal 1997, increased to $24.86 million as compared to $14.34 million in fiscal 1996, an increase of 73.4%. Such mortgage origination fees had increased in fiscal 1996 from $5.58 million in fiscal 1995. The total dollar volume of loans originated increased by 28.2% to $810 million, for fiscal 1997, up from $632 million for fiscal 1996 which represented a 12.1% increase from $564 million in fiscal 1995. The total number of loans produced increased

27.5% from 7,928 in fiscal 1996 to 10,107 in fiscal 1997. The total number of loans produced decreased 3.8% from 8,224 in fiscal 1995 to 7,928 in fiscal 1996. The average loan balance increased to $80,118 in fiscal 1997 from $79,753 in fiscal 1996 and $68,608 in fiscal 1995. Increased mortgage originations in fiscal 1997 resulted from steady (relatively low) interest rates, strong home buying and building markets and the continued addition of new loan origination branches. The increase in the dollar volume of loan originations during fiscal 1996 resulted from the general decline in long-term interest rates and the continuity in production from branches opened in fiscal 1995 for a full year. Included in mortgage origination fees are gains and losses on sale from loan resale transactions of $4.40 million in fiscal 1997, $3.77 million fiscal 1996 and $(.43) million in fiscal 1995.

     In fiscal 1997, wholesale originations totaled $195.71 million, in fiscal 1996, approximately $140.71 million and in fiscal 1995, approximately $137.95 million. The increase in wholesale originations from fiscal 1996 to fiscal 1997 was the result of the Company focusing its wholesale efforts on non-conforming wholesale originations which increased from $52.49 million to $108.93 million, respectively. Non-conforming wholesale originations in fiscal 1996 increased to $52.49 million from $9.46 million in fiscal 1995.

     Mortgage origination revenues as a percent of total mortgage origination volume increased from 1.0% in fiscal 1995 to 2.3% in fiscal 1996 to 3.1% in fiscal 1997. The increase from fiscal 1995 to fiscal 1996 reflects an easing in the competitive pressures experienced in fiscal 1995 resulting from the decline in interest rates, increased production volume in non-conforming mortgages, which typically have higher margins, and increased gains from loan resale transactions. The increase in fiscal 1997 was attributable, primarily, to the continued increase in the volume of non-conforming loan production.

     The Company recorded revenues of $5.23 million related to the sale of bulk servicing rights of $1.8 billion during fiscal 1997 as compared to $4.73 million on bulk sales of $940 million. Gains on bulk sales as a percent of servicing rights sold decreased to .29% for fiscal 1997 from 0.5% in fiscal 1996. This decrease was due to the net effect of an increase of $500 million of bulk sales involving servicing previously purchased. The gain on bulk sales of this bulk-purchased servicing is lower because the Company's basis is much greater than in originated mortgages. Revenues from bulk sales of servicing in fiscal 1995 were $7.48 million, 0.4% of servicing rights sold. In fiscal 1996 and fiscal 1995, respectively, the Company sold servicing rights of $.7 billion and $1.2 billion that had previously been purchased by the Company in bulk.

     Interest income increased from $5.11 million in fiscal 1995 to $5.90 million in fiscal 1996, an increase of 15.5%, and increased to $8.20 million in fiscal 1997, an increase of 39.0% as compared to fiscal 1996. Interest income is earned primarily on loans held by the Company pending resale in the secondary market. The increases in fiscal 1997 and fiscal 1996 resulted from increased production volumes in general and specifically increased non-conforming production volumes which typically carry higher interest rates.

     Servicing fee revenue increased $4.62 million in fiscal 1995 to $6.24 million, an increase of 35.2%, and increased to $8.50 million in fiscal 1997, an increase of 36.2% as compared to fiscal 1996. In fiscal 1995 as compared to fiscal 1996, the Company's servicing portfolio increased from $1.3 billion to $2.2 billion and from 16,372 loans serviced to 27,357 loans serviced. At the end of fiscal 1997, the Company's servicing portfolio was $1.6 billion with $21,248 loans serviced. The Company sold $1.0 billion of servicing at the end of fiscal 1997. Average servicing revenue per loan remained constant at $286 per loan for fiscal 1995 and fiscal 1996 and increased to $350 per loan for fiscal 1997. The variance was primarily due to the timing of bulk sales. Servicing fees, measured in terms of an average percentage applied to the amount of the outstanding mortgage, have not materially changed from year to year.

     The aggregate of gains on the sale of real estate-related parties and gains on the sale of real estate decreased from approximately $7.4 million in fiscal 1995 to $7.3 million in fiscal 1996 and increased in fiscal 1997 to $8.2 million. Of these amounts, gains on the sale of real estate-related parties represented approximately $7.4 million in fiscal 1995, $6.5 million in fiscal 1996 and $7.5 million in fiscal 1997. This reflects the Company's strategy to develop its business of real estate limited partnership syndications through a former subsidiary. During fiscal 1997, 1996, and 1995, 820, 723, and 735 income producing properties were sold. Typically, these properties are acquired in distressed situations, requiring rehabilitation expenditures or having substantial tax delinquencies which need to be paid.

     Gains on the sale of land contracts were stable during fiscal 1996 and fiscal 1995, remaining approximately $3.0 million for both years and increased to $3.4 million in fiscal 1997. This reflects an increase in the number of loan originators employed by the Company and increased marketing efforts. The Company syndicated 16 pass-through pools with a total of $20.9 million of real estate related loans in fiscal 1997. In fiscal 1996, the Company syndicated 15 pass-through pools of real estate related loans with a total of $21.9 million of loans, as compared to 15 pools with a total of $22.5 million of loans in fiscal 1995. Gains as a percentage of total syndication amounts increased from 13.3% in fiscal 1995 to 13.6 % in fiscal 1996, and 16.3% in fiscal 1997. These percentages are consistent with past results.

     Expenses for fiscal 1997 increased by $16.7 million over fiscal 1996 from a total of $40.8 million to a total of $57.5 million, an increase of 40.9%. Expenses for fiscal 1996 increased by $7.3 million from a total of $33.5 million in fiscal 1995 to $40.8 million in fiscal 1996, an increase of 21.8%. These increases were in line with the overall increase in revenue during these three years. Higher expenses directly resulted from increases in virtually every category of revenue, reflecting the Company's overall growth to meet increases in production levels and number of loans serviced. As a percentage of revenue, however, payroll and commissions dropped from 46.7% to 42.6% and 40.8% for fiscal 1995, fiscal 1996 and fiscal 1997, respectively. These continued improvements in efficiency have resulted from the Company's commitment to keeping up with the available technology in the industry. Interest expense increased in fiscal 1997 to $11.4 million from $7.6 million in fiscal 1996 and $6.0 million in fiscal 1995, following increased production levels. As a percentage of revenue, interest expense has been 19.4%, 18.0% and 18.0% for fiscal 1997, 1996 and 1995, respectively. General and administrative expense remained consistent at 24.8%, 24.1% and 24.4%, as a percentage of revenue for fiscal 1997, 1996 and 1995, respectively. Amortization expense increased from $1.9 million in fiscal 1995 to $3.3 million in fiscal 1996 and $4.9 million in fiscal 1997. The increases correspond with the balances in the servicing portfolio and the corresponding runoff and increased amortization of certain deferred charges and other assets.

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest rate risk. These financial instruments include commitments to extend credit and forward contracts to deliver and sell loans to investors. The Company is exposed to credit loss in the event of nonperformance by the counter-parties. However, the Company does not anticipate such nonperformance and the Company's exposure to credit risk with respect to commitments to extend credit are limited due to the non-recourse nature of the loans upon sale to investors meeting certain requirements. At January 31, 1995, 1996 and 1997, respectively, the Company had approved loans that had not yet closed amounting to approximately $23.08 million, $74.3 million and $40.1 million. See Note 9 of Notes to Consolidated Financial Statements.

INFLATION

     Inflation affects the Company primarily in the mortgage banking operations as a result of its impact on interest rates. Historically, interest rates have increased during periods of high inflation and this has had a negative impact on the Company's mortgage origination volume. Conversely, during periods of low inflation interest rates have also been low and this has had a positive impact on mortgage originations.

     The total dollar volume of land contracts purchased and originated have been consistent at $22.5 million, $21.9 million and $20.9 million for
fiscal 1995, fiscal 1996, and fiscal 1997, respectively.   The Company's
land contract originations volume tends to run counter-cyclical to the mortgage origination cycle described above. As mortgage interest rates increase, especially above 11%, the use of land contract financing increases and has a positive impact on land contract originations. As interest rates decrease, mortgage financing activity increases and land contract originations tend to decrease.

         The Company's strategy of increasing its servicing portfolio may also act as an inflationary hedge. As interest rates increase, prepayments decrease, which decreases amortization expense and increases the earnings potential of the servicing portfolio. However, during periods of low inflation and decreasing interest rates, prepayments increase, which increases amortization expense and results in a decrease in the earnings potential of the servicing portfolio.

SEASONALITY

         The mortgage banking industry is usually subject to an unpredictable degree of seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from October through January. In an effort to mitigate this, the Company has opened eight branch offices in Florida.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The information called for by this Item 8 is hereby incorporated by reference from the Company's Consolidated Financial Statements, including the reports of independent certified public accountants thereon, beginning at page F-1 of this Form 10-K.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is certain information about the directors and executive officers of MCAFC.


Name and Age                   Principal Position(s) Held with MCAFC
Patrick D. Quinlan, 50         Chairman, Chief Executive Officer and Director
Thomas P. Cronin, 50           Vice Chairman and Director
Lee P. Wells, 36               President, Chief Operating Officer and Director
Keith D. Pietila, 47           Executive Vice President, Chief Financial Officer and Director
Alexander J. Ajemian, 33       Senior Vice President, Controller and Treasurer
James B. Quinlan, 45           Director
C. Thompson Wells, Jr., 56     Director
D.   Michael Jehle, 47         Director

     The Board of Directors is divided into three classes, with each class serving a three-year term. At each annual meeting of the shareholders, directors in the class whose term expires are elected to serve a three-year term. Lee P. Wells and Thomas P. Cronin are serving for a term ending at the annual meeting of shareholders to be held in 1997 and Patrick D. Quinlan, C. Thompson Wells and D. Michael Jehle are serving for a term ending at the annual meeting of shareholders to be held in 1998. Keith D. Pietila and James B. Quinlan are serving for a term ending at the annual meeting of shareholders to be held in 1999.

     Executive officers serve at the pleasure of the Board of Directors. The business experience of each director and executive officer during the past five years is described below.

PATRICK D. QUINLAN has been Chairman of the Board, Chief Executive Officer and a director of MCAFC since its inception and served as President of MCAFC from its inception until July 1995. Mr. Quinlan was a founder and served as Chairman of the Board, President and a director of MCA Mortgage from 1985 until July 1992. Mr. Quinlan is the brother of James B. Quinlan. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

THOMAS P. CRONIN has been Vice Chairman of MCAFC since July 1995 and a director of MCAFC since January 1993. Mr. Cronin has been Chief Executive Officer of MCA Mortgage since November 1993. Mr. Cronin served as President of MCA Mortgage from October 1992 until November 1993 and has been a director of MCA Mortgage since August 1992. From October 1990 until October 1992, Mr. Cronin was an Executive Vice President of MCA. From 1977 until 1990, Mr. Cronin was a member of the Chicago Board of Trade and a licensed floor broker with the Commodity Futures Trading Commission.

LEE P. WELLS has been President and Chief Operating Officer of MCAFC since July 1995 and has been a director of MCAFC since its inception. Mr. Wells served as Executive Vice President of MCAFC from its inception until July 1995, and served as Executive Vice President of MCA Mortgage from 1990 until November 1993 and was a director of MCA Mortgage from 1990 until July 1992. Mr. Wells is responsible for land contract originations and syndication of land contracts and mortgages into pass-through pools which are sold to private mortgage investors. From 1987 until 1990 Mr. Wells was a Vice President of MCA Mortgage, and served as the Controller of MCA Mortgage from 1987 until 1988. Mr. Wells is the son of C. Thompson Wells, Jr. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

KEITH D. PIETILA has been Executive Vice President and Chief Financial Officer of MCAFC since July 1995 and has been a director of MCAFC since its inception. Mr. Pietila served as Chief Operating Officer and Vice President of MCAFC from MCAFC's inception until July 1995. Mr. Pietila also was a Vice President, Chief Financial Officer and Chief Operating Officer and a director of MCA Mortgage from 1990 until July 1992. Mr. Pietila has been a Director of U.S. Mutual Financial Corporation since 1991. From 1982 until 1990, Mr. Pietila was employed by Acorn Building Components, Inc., and served in several positions, the last of which was as Chief Operating Officer.

ALEXANDER J. AJEMIAN has been a Senior Vice President of MCAFC since July 1995 and has been Controller and Treasurer of MCAFC since its inception. Mr. Ajemian served as Vice President of MCAFC from its inception until July 1995, served as Vice President of MCA Mortgage since November 1992 and has served as Treasurer of MCA Mortgage since November 1993. Mr. Ajemian was the Controller of MCA Mortgage from 1990 until July 1992 and was the Vice President and Assistant Secretary of MCA Mortgage from 1991 until July 1992. From 1986 until 1990, Mr. Ajemian was in the audit department of BDO Seidman, independent certified public accountants. Mr. Ajemian is a Certified Public Accountant licensed in Michigan.

JAMES B. QUINLAN has been a director of MCAFC since its inception. Mr. Quinlan is the President of Standard Home Mortgage, Inc., a residential mortgage broker located in Grosse Pointe, Michigan. Mr. Quinlan served as Senior Vice President of MCAFC from 1991 until August 1993. Mr. Quinlan has served as a director of MCA Mortgage since 1985 and served as a Senior Vice President of MCA Mortgage from 1985 until August 1993. Mr. Quinlan also served as Treasurer of MCA Mortgage from 1985 until August 1993. Mr. Quinlan is the brother of Patrick D. Quinlan and the brother-in-law of David C. Wells. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

C. THOMPSON WELLS, JR., has been a director of MCAFC since its inception and previously served in the same capacity with MCA Mortgage from 1990 until July 1992. Since 1987, Mr. Wells has been the President of Wells' System, Inc., a consulting firm, and has been involved in child care centers as the Chief Executive Officer of three primary entities: Discovery Learning Centers, Discovery Learning Centers Limited Partnership and Kids at Work, operating through 25 other related secondary entities. Of these entities four filed bankruptcy petitions in 1991 and 1992. Two entities have completed their liquidations and the other two entities' petitions under the Bankruptcy laws have been dismissed. Mr. Wells is also the President and a director of Austin Kids, Inc., which filed a bankruptcy petition in December 1994 and for which an order confirming its plan of reorganization was entered in April 1995. C. Thompson Wells, Jr. is the father of Lee P. Wells. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

D. MICHAEL JEHLE has been a director of MCAFC since November 1993 and has served as a director of MCA Mortgage since November 1993. Mr. Jehle served as President and Chief Operating Officer of MCA Mortgage from November 1993 to November 1994 and since March 1996 has been the Chairman-Office of Production for MCA Mortgage. Mr. Jehle served as the President and Chief Executive Officer of Rimco Financial Corporation from November 1994 to February 1996 and currently serves as a director of Rimco Financial Corporation. Prior to joining the Company, Mr. Jehle was employed by First Fidelity Thrift and Loan in San Diego, California, from 1991 to 1993 in both loan production and servicing capacities. From 1989 to 1991, Mr. Jehle was self-employed in both residential and commercial loan originations and prior to that he was President of ABQ MoneyCenter, Inc., in San Diego, California.

Certain of the directors and executive officers of MCAFC are also directors or officers of MCAFC's other subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the fiscal years shown, information regarding amounts paid to or accrued for the Chief Executive Officer of MCAFC, and the other four most highly compensated executive officers of MCAFC (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                       Long-Term
                                                                      Compensation
                             Annual Compensation                         Awards
                             -------------------             Other    ------------
Name                                                        Annual    Restricted   All Other
Principal                    Fiscal                         Compen-      Stock     Compen-
Position                     Year        Salary    Bonus    sation     Awards(1)  sation (2)
--------------               -----       ------    -----    -------   ----------  ---------
Patrick D. Quinlan -         1997     $208,061  $    --      $--       $    --     $23,172
 Chairman                    1996      206,458       --       --            --      16,048
 and Chief Executive         1995      195,000       --       --            --      16,878
 Officer


Thomas P. Cronin -           1997     $224,136  $    --      $--       $    --     $ 9.670
 Vice Chairman               1996      218,099       --       --            --       9,670
                             1995      204,200       --       --       110,000       9,670

Lee P. Wells -               1997     $170,000  $26,675      $--       $    --     $ 1,766
 President and Chief         1996      159,583   19,500       --            --       2,146
 Operating Officer           1995      117,000   40,000       --            --       1,766


Keith D. Pietila -           1997     $160,000  $30,000      $--       $    --     $11,640
 Chief Financial             1996      153,333   25,000       --            --      11,552
 Officer and Executive       1995      124,800   22,000       --        66,000      10,818
 Vice President


Alexander J. Ajemian         1997     $100,000  $15,000      $--       $    --     $    --
 Controller,                 1996       94,375   10,000       --            --          --
 Treasurer and               1995       69,600       --       --        66,000          --
 Sr. Vice President



     (1) During fiscal 1995, Mr. Pietila was awarded 6,000 shares of restricted stock with a value of $66,000, with 2,000 shares vesting in each of fiscal 1996, 1997 and 1998. As of January 31, 1996, Mr. Pietila held 4,000 shares of restricted stock with a value of $27,160. During fiscal 1995, Mr. Cronin was awarded 10,000 shares of restricted stock with a value of $110,000 with 6,000 shares vesting in fiscal 1996 and 2,000 shares vesting in each of fiscal 1997 and 1998. As of January 31, 1996, Mr. Cronin held 4,000 shares of restricted stock with a value of $27,160. During fiscal 1995, Mr. Ajemian was awarded 6,000 shares of restricted stock with a value of $66,000, with 2,000 shares vesting in each of fiscal 1996, 1997 and 1998. As of January 31, 1996, Mr. Ajemian held 4,000 shares of restricted stock with a value of $27,160. Dividends are payable on the restricted stock when paid on the Company's Common Stock.

     (2) Represents for each of the Named Executive Officers, premiums paid by the Company for life insurance for the last fiscal year.

     (3) Represents award of 2,000 shares of unrestricted stock valued at $9.00 per share.

     For the year ended January 31, 1997, the Company paid non-employee directors an annual fee of $20,000 and paid James B. Quinlan an additional annual fee of $10,000 for serving on the board of MCA Mortgage. This policy is subject to review annually.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Patrick D. Quinlan, Keith D. Pietila and Lee P. Wells served on the Compensation Committee of the Board of Directors of the Company during the year ended January 31, 1997. Each of Messrs. Quinlan, Pietila and Wells is a director and executive officer of the Company. Messrs. Quinlan and Wells are executive officers and directors of Rimco Financial Corporation and certain of its subsidiaries and Mr. Jehle is a director of Rimco Financial Corporation. Messrs. Wells and Pietila are also directors and officers of Property Corporation of America ("PCA") and Mr. Quinlan is a director of PCA. Mr. Pietila is an officer and director of U.S. Mutual Financial Corporation.

     During fiscal 1997 the Company recognized a gain of $7,539,447 on the sale of properties purchased from unrelated third parties and subsequently sold to limited partnerships whose general partner is owned by Patrick D. Quinlan and Lee P. Wells. During fiscal 1997, the Company paid commissions in connection with the acquisition of these properties totaling $1,968,000 to Rimco Financial Corp. which is owned equally by Patrick D. Quinlan, Lee P. Wells and Leroy G. Rogers.

     The Company provides accounting and administrative services to U.S. Mutual Financial Corporation ("U.S. Mutual") and receives a base monthly fee of $3,000 plus additional amounts as periodically agreed to by the respective parties. U.S. Mutual is a publicly-owned corporation; however Patrick D. Quinlan together with his wife, Cheryl J. Quinlan, and James B. Quinlan, their brother John E. Quinlan and their mother Bonnie B. Quinlan collectively own approximately 15% of the outstanding voting stock of U.S. Mutual, and it is therefore considered an affiliate of the Company, as defined by the Securities and Exchange Commission. The service arrangement between the Company and U.S. Mutual can be terminated by either party at any time. The Company earned $36,000 in management fees for administrative services provided to U.S. Mutual during fiscal 1997. Keith D. Pietila is a director of U.S. Mutual.

     From time to time the Company has retained Consulting Services of America, Inc. ("CSA") as a consultant for specific long range planning and other projects. John E. Quinlan, the brother of Patrick and James Quinlan, is a shareholder, director and executive officer of CSA. For their services, CSA charges the Company its normal billing rate of $150 per hour, and receives a minimum retainer of $5,000 per month. During fiscal 1997, the Company paid $105,000 in consulting fees to CSA.

     In February 1993, Patrick D. Quinlan and Lee P. Wells each purchased 500 shares of common stock of PCA for $5,000 in cash, as part of the reorganization of PCA. In connection with such reorganization, the Company exchanged its PCA common stock for shares of PCA non-voting preferred stock. As a result of the reorganization, Messrs. Quinlan and Wells became the owners of all of the outstanding voting common stock of PCA and the Company's property management subsidiary became a wholly-owned subsidiary of PCA.

     In July 1995, Janet K. Wells purchased 20,000 shares of common stock of the Company for $30 per share in exchange for promissory notes with an aggregate principal amount of $600,000, secured by mortgages on certain appraised real estate. The appraisal was performed by the Real Estate Appraisal Group, an unaffiliated licensed real estate appraisal firm, and the value of the stock was negotiated by the parties with approval by the Company's Board of Directors.

     From time to time the Company has made working capital loans to related entities, and these entities have entered into transactions in the ordinary course of business with the Company pursuant to which the Company accrues net payables to these entities. At January 31, 1997, the Company's accounts receivable from these related entities, net of accounts payable to these entities, were $571,000 due from Rimco Financial Corp., a company owned by Patrick D. Quinlan, Lee P. Wells and Leroy G. Rogers, and $1,674,000 due from PCA, the common stock of which is owned by Patrick D. Quinlan and Lee P. Wells. In addition, there is $3,384,000 due from investor pass-through pools sponsored by MCA Mortgage or MCA and limited partnerships sponsored by other affiliates of the Company. On January 31, 1995, MCAFC purchased all of the issued and outstanding common stock of Rimco Realty & Mortgage Company from Rimco Financial Corp. for $12,918. The payment for such shares was in the form of a reduction in debt owed by Rimco Financial Corp. to MCAFC. Rimco Realty & Mortgage Company was engaged in the purchase and sale of residential real estate and now operates as MCA Realty Corporation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 1, 1997, regarding each person known by the Company to own more than five (5%) percent of the issued and outstanding shares of Common Stock of the Company, each current director, each of the Named Executive Officers and all directors and executive officers of the Company as a group. Unless otherwise noted, each person is the record owner of the shares indicated and possesses the sole voting and investment power with respect to such shares. Unless otherwise noted, the address for each person is 23999 Northwestern Hwy., Southfield, Michigan 48075.



                                   Amount and
                                    Nature of         Percent
                                   Beneficial            of
Name and Address                    Ownership         Class(1)
-----------------                 ------------        --------
 Patrick D. Quinlan                112,135(2)          21.43%

 James B. Quinlan                   55,734(3)          10.65%
 17150 Kercheval Ave.
 Grosse Pointe, Michigan  48230

 C. Thompson Wells, Jr.             86,200(4)          16.47%

 Lee P. Wells                       48,372(2)           9.24%

 NML, Inc.                          33,700(2)           6.44%

 David C. Wells                     28,347(5)           5.42%

 Keith D. Pietila                   28,167(6)           5.38%

 Thomas P. Cronin                   13,200(6)           2.52%

 D. Michael Jehle                   11,000(6)           2.10%

 Janet K. Wells                     86,200(4)          16.47%
 3 Sycamore
 Grosse Pointe, Michigan 48230

 Alexander J. Ajemian                8,280(6)           1.58%

     All executive officers and
     directors as a group (8 persons)      397,293(2)(4)(6)       75.92%

----------
(1) As of April 1, 1997, there were 523,283 shares of Common Stock of the Company outstanding. This number includes 20,002 shares of Common Stock which are subject to forfeiture.
(2) Patrick D. Quinlan owns 50% of NML, Inc. and Lee P. Wells owns 50% of NML, Inc.
(3) These 55,734 shares are held by Standard Home Mortgage, Inc., a corporation wholly owned by James B. Quinlan. Of these shares, 1,334 shares are subject to forfeiture.
(4) Janet K. Wells holds 86,200 shares in a revocable trust and has voting and investment power with respect to these shares. Ms. Wells is the wife of C. Thompson Wells, Jr., who disclaims beneficial ownership of these shares.
(5)  Includes 1,334 shares subject to forfeiture.
(6) Includes the following shares that were issued pursuant to compensation arrangements and are subject to forfeiture: Mr. Pietila - 2,000 shares; Mr. Cronin - 2,000 shares; Mr. Jehle - 2,668 shares; Mr. Ajemian - 2,000 shares; and all executive officers and directors as a group - 10,002 shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     From time to time, the Company and its subsidiaries have entered into various contracts and other transactions with affiliates of the company, including certain officers and directors of the Company. The terms and conditions of such transactions were not negotiated at arm's length and may not have been as favorable to the Company as terms and conditions that would have been obtained with unaffiliated parties. The additional disclosure provided under Item 11 "Executive Compensation - Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.

(a) Financial Statements, Schedules and Exhibits

    1.  The following consolidated financial statements are filed herewith:

           Consolidated Balance Sheets as of January 31, 1997 and  1996.

           Consolidated Statements of Operations for the years ended January 31, 1997, 1996, and 1995.

           Consolidated Statements of Stockholders' Equity for the years ended January 31,1997, 1996, and 1995.

           Consolidated Statements of Cash Flows for the years ended January 31,1997, 1996, and 1995.

           Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules

    3.   Exhibits:

      The exhibits filed with this report are listed on the "Exhibit Index" on pages E-1 through E-6.

(b) Reports on Form 8-K.
      The Company filed no reports on Form 8-K during the quarter ended January 31, 1997.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE

CONSOLIDATED FINANCIAL STATEMENTS

        Report of independent certified public accountants              F-2

        Consolidated balance sheets                                     F-3

        Consolidated statements of operations                           F-4

        Consolidated statements of stockholders' equity                 F-5

        Consolidated statements of cash flows                           F-6

        Notes to consolidated financial statements                      F-9

               Report of Independent Certified Public Accountants


To the Board of Directors of
   MCA FINANCIAL CORP.



We have audited the accompanying consolidated balance sheets of MCA Financial Corp. and Subsidiaries as of January 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCA Financial Corp. and its Subsidiaries as of January 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 1, in February 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Certain Mortgage Servicing Rights".


Moore Stephens                                  Grant Thornton LLP
Doeren Mayhew, P.C.                             Detroit, Michigan
April 28, 1997
Troy, Michigan

                              MCA FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JANUARY 31,
                                                            1997            1996
                                                        ------------    ------------
Cash                                                    $  3,096,993    $  2,730,408
Land contracts held-for-resale                            10,351,425      11,484,877
Mortgages held-for-resale                                 54,430,155      63,306,372
Accounts receivable - mortgages sold                      15,489,908             -
Accounts receivable                                       16,997,311       9,722,527
Accounts receivable - related parties                      6,827,285       8,256,090
Mortgage servicing rights - net                           16,324,263      27,293,358
Excess interest spread receivable                          7,987,053             -
Investments                                                2,571,750       2,492,816
Property and office equipment                              5,582,612       4,856,330
Deferred charges and other assets                          5,333,058       5,047,863
                                                        ------------    ------------
        Total assets                                    $144,991,813    $135,190,641
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Notes payable                                        $ 83,975,834    $ 86,597,703
   Subordinated debentures                                15,542,000       9,174,000
   Subordinated notes payable                             15,000,000             -
   Accounts payable                                       15,705,913      25,206,687
   Accounts payable - related parties                      1,043,842       1,693,311
   Accrued interest and other expenses                     2,419,048       2,058,080
   Deferred federal income tax                               400,000         300,000
                                                        ------------    ------------
        Total liabilities                                134,086,637     125,029,781
                                                        ------------    ------------

REDEEMABLE COMMON STOCK                                      256,373             -

COMMITMENTS AND CONTINGENCIES                                    -               -

STOCKHOLDERS' EQUITY
   Common stock
     Authorized 3,750,000 shares at January 31,
     1997 and 1996. No par, stated value $.01 each.
     Issued and outstanding, 503,281 shares at
     January 31, 1997 and 448,617 shares at
     January 31, 1996                                          5,033           4,486
   Preferred stock (Series A)
     Authorized 350,000 shares, $10 stated value,
     issued and outstanding 203,022 shares at
     January 31, 1997 and 1996                             2,030,220       2,030,220
   Preferred stock (Series B)
     Authorized 750,000 shares, $10 stated value,
     issued and outstanding 336,619 shares at
     January 31, 1997 and 1996                             3,366,190       3,366,190
   Additional paid-in capital                              3,664,976       1,457,251
   Retained earnings                                       1,582,384       1,302,713
                                                        ------------    ------------

        Total stockholders' equity                        10,648,803      10,160,860
                                                        ------------    ------------

        Total liabilities and stockholder's equity      $144,991,813    $135,190,641
                                                        ============    ============

          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        YEAR ENDED JANUARY 31,
                                                           1997                   1996                    1995
                                                        ----------             -----------             -----------


REVENUES

  Gain on sale of land contracts                       $ 3,437,662             $ 2,981,138             $ 2,983,022
  Gain on sale of real estate                              707,754                 750,800                      --
  Gain on sale of real estate - related parties          7,539,447               6,529,708               7,365,199
  Gain on bulk sales of servicing rights                 5,231,163               4,725,872               7,475,444
  Mortgage origination fees and gain on sale
    of mortgages                                        24,861,881              14,339,220               5,584,454
  Servicing fees                                         8,499,396               6,243,748               4,616,738
  Interest income                                        8,167,899               5,902,714               5,106,041
  Other income                                             481,138                 477,810                 240,783
                                                        ----------              ----------              ----------
        Total revenues                                  58,926,340              41,951,010              33,371,681
                                                        ----------              ----------              ----------

EXPENSES

  Payroll                                               15,775,097              11,955,536              10,985,576
  Interest                                              11,426,082               7,565,044               6,018,518
  Commissions                                            8,257,703               5,929,844               4,591,079
  Professional services                                  1,879,525               1,447,810               1,511,215
  Depreciation                                             687,333                 554,904                 351,964
  Amortization                                           4,869,475               3,259,131               1,924,872
  General and administrative                            14,626,787              10,111,211               8,163,619
                                                        ----------              ----------              ----------
        Total expenses                                  57,522,002              40,823,480              33,546,843
                                                        ----------              ----------              ----------

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                1,404,338               1,127,530                (175,162)

PROVISION FOR FEDERAL INCOME TAXES                         639,000                 512,000                 102,384
                                                        ----------              ----------              ----------

NET INCOME (LOSS)                                      $   765,338             $   615,530             $  (277,546)
                                                        ==========              ==========              ==========
EARNINGS (LOSS) PER SHARE                              $      1.61             $      1.44             $      (.69)
                                                        ==========              ==========              ==========


          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEAR ENDED JANUARY 31, 1997, 1996 AND 1995



                                                                                                PREFERRED
                                                                ADDITIONAL                      STOCK
                                COMMON          PREFERRED       PAID-IN         RETAINED        SUB-
                                STOCK           STOCK           CAPITAL         EARNINGS        SCRIPTIONS      TOTAL
                                ------          ---------       ----------      --------        ----------      -----

Balance - February 1, 1994      $4,023          $4,698,870      $2,848,350      $1,897,815       $(886,000)     $ 8,563,058

  Net loss                          --                  --              --        (277,546)             --         (277,546)
  Issuance of common stock          26                  --          28,211              --              --           28,237
  Issuance of preferred stock       --             697,540        (159,531)             --         886,000        1,424,009
  Preferred stock dividends         --                  --              --        (447,446)             --         (447,446)
                                ------          ----------      ----------      ----------      ----------      -----------

Balance - January 31, 1995       4,049           5,396,410       2,717,030       1,172,823              --        9,290,312

  Net income                        --                  --              --         615,530              --          615,530
  Issuance of common stock         444                  --         764,300              --              --          764,744
  Repurchase of common stock        (7)                 --         (24,079)             --              --          (24,086)
  Preferred stock dividends         --                  --              --        (485,640)             --         (485,640)
                                ------          ----------      ----------      ----------      ----------      -----------

Balance - January 31, 1996       4,486           5,396,410       3,457,251       1,302,713              --       10,160,860

  Net income                        --                  --              --         765,338              --          765,338
  Issuance of common stock         547                  --         207,725              --              --          208,272
  Preferred stock dividends         --                  --              --        (485,667)             --         (485,667)
                                ------          ----------      ----------      ----------      ----------      -----------

Balance - January 31, 1997      $5,033          $5,396,410      $3,664,976      $1,582,384      $       --      $10,648,803
                                ======          ==========      ==========      ==========      ==========      ===========



          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        YEAR ENDED JANUARY 31,
                                                                             1997               1996               1995
                                                                           --------           --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $     765,338       $     615,530      $    (277,546)

    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
      Depreciation and amortization                                      5,556,808           3,814,035          2,276,836
      Stock award compensation                                             207,970             165,744             28,237
      Decrease (increase) in land contracts
        held-for-resale                                                  1,133,452          (2,175,379)        (5,439,497)
      Origination and purchase of mortgages
        held-for-resale                                               (794,266,291)       (632,281,000)      (564,235,000)
      Sale of mortgages held-for-resale                                803,142,508         585,277,031        587,782,628
      Increase in accounts receivable -
        mortgages sold                                                 (15,489,908)               --                 --
      Decrease (increase) in accounts receivable                        (7,274,784)          4,432,277         (7,325,104)
      Decrease (increase) in accounts receivable -
        related parties                                                  1,428,805            (986,951)        (1,333,086)
      Increase in excess interest spread receivable                     (7,987,053)               --                 --
      Increase in deferred charges and other assets                     (1,104,199)         (2,123,743)        (1,538,268)
      Increase (decrease) in accounts payable                           (9,500,774)          9,852,602          9,047,933
      Increase (decrease) in accounts payable -
        related parties                                                   (649,469)            193,729            194,211
      Increase in accrued interest and other expenses                      360,968           1,071,831            205,166
      Increase in deferred Federal income taxes                            100,000             100,000             20,000
                                                                     -------------         -----------        -----------
  Net cash provided by (used in) operating activities                  (23,579,629)        (32,044,292)        19,406,510




          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             YEARS ENDED JANUARY 31,
                                                      1997             1996             1995
                                                    -------           ------           ------

Net cash provided by (used in) operating
  activities - total from previous page      $ (23,576,629)    $(32,044,294)    $   19,406,510

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of MCA Realty Corporation             -                -                 163,341
  Investment in mortgage servicing rights-net    7,175,299      (12,125,632)       (10,645,117)
  Decrease (increase) in investments               (78,934)          36,912           (224,702)
  Capital expenditures                          (1,207,774)      (1,073,420)          (232,962)
                                             -------------     ------------     --------------

     Net cash provided by (used in)
       investing activities                      5,888,591      (13,162,140)       (10,939,440)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable                  814,899,838      548,960,490        529,181,111
  Payments on notes payable                   (817,727,548)    (597,680,156)      (540,175,700)
  Proceeds from subordinated debentures          6,368,000        4,236,000             -
  Proceeds from subordinated notes payable      15,000,000            -                 -
  Redemption of common stock                         -                -               (300,000)
  Repurchase of common stock                         -              (25,086)            -
  Proceeds from issuance of preferred stock          -                -              1,583,540
  Preferred stock issuance costs                     -                -               (159,531)
  Dividends on preferred stock                    (485,667)        (485,640)          (447,446)
                                             -------------     ------------     --------------

Net cash provided by (used in)
  financing activities                          18,054,623       45,005,608        (10,318,026)
                                             -------------     ------------     --------------

NET INCREASE (DECREASE) IN CASH                    366,585         (200,826)        (1,850,956)

CASH - BEGINNING                                 2,730,408        2,931,234          4,782,190
                                             -------------     ------------     --------------

CASH - ENDING                                $   3,096,993     $  2,730,408     $    2,931,234
                                             =============     ============     ==============


          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                            YEAR ENDED JANUARY 31,
                                         1997        1996         1995
                                    -----------   ----------   ----------

Cash paid during the period for:

        Interest                    $10,950,833   $7,435,339   $5,943,047
                                    ===========   ==========   ==========
        Income taxes                $   412,000   $   66,506   $  325,878
                                    ===========   ==========   ==========


During the year ended January 31, 1997, the Company issued 24,467 shares of common stock to employees and recognized $207,970 in compensation expense. The Company also issued 30,197 shares of redeemable common stock as part of a loan agreement with The Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit and recorded $256,675 in deferred charges. Capital leases totaling $205,841 were entered into for the purchase of various property and equipment during the year ended January 31, 1997.

During the year ended January 31, 1996, the Company issued 24,410 shares of common stock to employees and recognized $164,744 in compensation expense. The Company also issued 20,000 shares of common stock to a shareholder/director of the Company in exchange for $600,000 in notes receivable. Prior to January 31, 1996, the notes receivable were assigned to Investor Pass-Through Trusts in satisfaction of amounts due the Trust by MCAFC. In December of 1995, the Company exchanged a $1,000,000 investment in a real estate partnership acquired from a related party in exchange for a reduction in amounts due the Company for an interest in a limited liability company whose primary activity involves providing financing for automobile dealerships. During the year ended January 31, 1996, capital leases totaling $474,077 were entered into for the purchase of various property and equipment.

During the year ended January 31, 1995, the Company issued 2,567 shares of common stock to employees and recognized $28,237 in compensation expense. The Company also entered into capital lease arrangements for the purchase of various property and equipment in the amount of $767,145. On January 31, 1995, the Company acquired MCA Realty Corporation (see note 15) in a non-cash transaction. The following assets and liabilities were acquired in exchange for a $945,117 net reduction in accounts receivable from RIMCO Financial Corporation:


        Cash                                    $ 163,341
        Accounts receivable                       414,126
        Property and equipment                    947,967
        Deferred charges and other                 18,918
        Notes payable                            (521,634)
        Accounts payable                          (77,601)
                                                ---------
                                                $ 945,117
                                                =========

          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements at January 31, 1997, 1996 and 1995 include the accounts of MCA Financial Corp. (MCAFC) and its wholly owned subsidiaries MCA Mortgage Corp. (MCAMC), Mortgage Corporation of America (MCA), MCA Realty Corporation (MRC) and Complete Financial Corp. (CFC). Mortgage Corporation of America - Ohio (MCA-Ohio) is a wholly owned subsidiary of MCA.

         Intercompany accounts and transactions are eliminated in consolidation.

         NATURE OF OPERATIONS

         MCAFC and its subsidiaries (the Company) is a diversified mortgage banking and real estate services enterprise. The Company generates revenue from four primary sources including mortgage banking, land contract syndication, loan servicing and real estate sales.

         The Company originates first mortgage loans on residential properties. Loans are delivered, primarily on a pre-sold basis, to various institutional investors throughout the United States. These mortgage loans are typically sold on a non-recourse basis. Loans underwritten and sold may be subject to repurchase if the underwriting standards of the investor are not met. These transactions are accounted for as sales of loans since the Company is able to estimate its obligation under the recourse provisions, which historically have been immaterial. Gains and losses from loan sale transactions are recognized when the mortgage loans are sold and amount to approximately $12,513,000, $6,068,000 and $430,000 for the years ending January 31, 1997, 1996 and 1995, respectively.

         MCA purchases land contracts and mortgage notes at a discount from face value and packages (securitizes) these real estate investments into Investor Pass-through Trusts. MCA is the sponsor of the Trusts, which are sold as securities to investors by independent security broker-dealers. The Trusts hold the entire interest, including any residual, in the transferred loans. Gain on sale is recognized when the Trusts have broken escrow (investor funds have been received).

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

          NATURE OF OPERATIONS -- CONTINUED
          --------------------

          MCAMC and MCA service the land contracts and mortgages for various investors. Servicing revenues are recognized monthly according to the servicing contracts related to the various portfolio interests.

          MCAFC, MCA and MRC purchase residential and commercial income properties which are sold to limited partnerships. Revenues related to limited partnership sales are recognized when the sales are closed.

          Substantially all of the real estate and land contracts held by the limited partnerships and Investor Pass-through Trusts are located in, or relate to, properties located in the greater Detroit, Michigan metropolitan area.

          LAND CONTRACTS HELD-FOR-RESALE
          ------------------------------

          Land contracts held-for-resale are recorded at the lower of cost or market and consisted of the following at:


                                                       JANUARY 31,
                                                  1997            1996
                                                  ---------       ---------

          Land contracts receivable               $11,684,696     $12,158,775
          Discount                                   (197,796)       (416,418)
          Senior liens payable                     (1,135,475)       (257,480)
                                                  -----------     -----------
                                                  $10,351,425     $11,484,877
                                                  ===========     ===========



          MORTGAGES HELD-FOR-RESALE
          -------------------------

          Mortgages held-for-resale are recorded at the lower of cost or market which is determined by the aggregate method (unrealized losses are offset by unrealized gains). Cost approximated market value, therefore, no valuation allowance was necessary at January 31, 1997 and 1996.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        ACCOUNTS RECEIVABLE - MORTGAGES SOLD

        Accounts receivable - mortgages sold represents amounts due from the purchaser on sales of non-conforming mortgages. Management believes the outstanding balance is fully collectible at January 31, 1997, and accordingly no allowance for doubtful accounts has been provided.

        ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at:

                                                                                 JANUARY 31,
                                                                            1997             1996
                                                                        -----------        ----------
        Accounts receivable - sales of mortgage servicing rights        $14,136,266        $5,912,243
        Accrued fees and commissions                                        919,155         1,505,378
        Accounts receivable - syndication sales                             154,352           662,577
        Accounts receivable - escrows on closed loans                       983,971           563,061
        Accounts receivable - shareholders                                  233,342           182,679
        Accrued interest                                                    181,420           211,843
        Employee commission draws                                           128,178           113,799
        Other                                                               260,627           570,947
                                                                        -----------        ----------
                                                                        $16,997,311        $9,722,527
                                                                        ===========        ==========

        Accounts receivable - related parties consist mainly of non-interest bearing advances and other administrative charges to Investor Pass-through Trusts and limited partnerships sponsored by the Company, and other related entities.

        Included in accounts receivable - related parties at January 31, 1997 and 1996, respectively, are approximately $571,000 and $793,000 due from an entity owned by certain directors and shareholders of the Company; $1,674,000 and $1,676,000 due from Property Corporation of America
        (PCA), an entity owned by certain directors and shareholders of the Company, and $3,384,000 and $4,568,000 due from investor pass-through trusts and limited partnerships is substantially dependent upon successful syndication of partnership interests and operating cash flows generated by rental operations.

        The Company uses the allowance method to account for possible losses of accounts receivable, and no allowance was deemed necessary at January 31, 1997 and 1996.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

    MORTGAGE SERVICING RIGHTS

    In February 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This requires the capitalization of a mortgage servicing asset for every origination whether it be originated or purchased. SFAS No. 122 also dictates prescribed rules for the amortization, periodic valuation, and the required valuation adjustment. As discussed in Note 1, the Company adopted SFAS 122 in February 1996. The effect of the adoption was to increase earnings by approximately $.73 million for Fiscal 1996 or $1.54 per share. Prior to adoption, a value was capitalized for purchased mortgage servicing rights. This capitalization was in accordance with SFAS Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Practices".

    The following is an analysis of the changes in mortgage servicing rights:

        Balance - January 31, 1994                      $ 8,257,305

           Additions                                     22,145,428
           Scheduled amortization                        (1,334,724)
           Amortization due to changes in
             prepayment and other assumptions                  --
           Sales                                        (11,500,311)
                                                        -----------
        Balance - January 31, 1995                       17,567,698

           Additions                                     25,711,919
           Scheduled amortization                        (1,991,974)
           Amortization due to changes in
             prepayment and other assumptions              (468,007)
           Sales                                        (13,526,278)
                                                        -----------

        Balance - January 31, 1996                       27,293,358

           Additions                                     10,780,600
           Scheduled amortization                        (3,699,194)
           Amortization due to changes in
             prepayment and other assumptions                   --
           Sales                                        (18,050,501)
                                                        -----------

        Balance - January 31, 1997                      $16,324,263
                                                        ===========


                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- CONTINUED

          MORTGAGE SERVICING RIGHTS -- CONTINUED
          -------------------------

          Amortization of purchased servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the purchased servicing rights on a discounted basis. Projected net servicing income is determined on the basis of the estimated balance of the underlying mortgage loan portfolio, which declines over time from prepayment and scheduled amortization. The Company estimates future prepayment rates based on current interest rate levels and other economic conditions, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Amortization of purchased servicing rights was $3,699,194, $2,459,981 and $1,334,724 for the years ended January 31, 1997, 1996 and 1995, respectively. Accumulated amortization of purchased servicing rights was $5,806,181, $2,887,705 and $427,704 at January 31, 1997, 1996 and 1995, respectively.

          Properties securing the mortgage loans in the Company's servicing portfolio are located throughout the United States.

          At January 31, 1997, the net book value of the mortgage servicing rights portfolio approximated fair value.

          EXCESS INTEREST SPREAD RECEIVABLE
          ---------------------------------

          The Company sells mortgage loans in bulk to a third party for purposes of securitization. By agreement, the Company is entitled to the difference between the weighted average coupon rate of the loans it originated in the security and the security's stated yield, less a normal servicing fee and certain other fees. The Company determines fair value based on a discounted cash flow analysis. The analysis takes into consideration projected prepayments, defaults, interest rate and credit risks. Income is recognized at the time of sale and is included in mortgage origination fees and gain on sale of mortgages.

          INVESTMENTS
          -----------

          Partnership investments consist of partnership interests in limited partnerships and are accounted for under the equity method. The partnerships invest primarily in residential rental properties. Presented below is summary unaudited financial information for the above limited partnerships as of, and for the year ended:

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         INVESTMENTS - CONTINUED



                                                             DECEMBER 31,
                                                           1996         1995
                                                         --------     --------
        Total assets                                    $8,586,116    $9,327,310
        Total liabilities                                2,945,782     2,885,888
        Partnership equity                               5,640,334     6,441,422
        Net income                                         432,499       510,748



        Included in investments at January 31, 1997 and 1996 is a $1,000,000 membership interest investment in a LLC which was made in December 1995. This start-up Company participates in the used vehicle retail industry through providing floor plan financing and participating in joint venture activities with existing dealers. The Company's investment in the Class B interest issued by this LLC provides it the right to participate in earnings and distributions, if any, subject to preferential rights of certain other members. This investment is being accounted for on the cost method.

        PROPERTY AND OFFICE EQUIPMENT

        Property and office equipment are recorded at cost. Depreciation is calculated principally using the straight-line method based upon the estimated useful lives of the assets, ranging from seven to ten years. Property and office equipment consisted of the following at:

                                                           JANUARY 31,
                                                     1997           1996
                                                   --------      ---------
        Property and office equipment under
        capital lease                              $ 2,370,809   $ 2,475,010
        Property and office equipment                3,729,214     2,653,472
        Building and improvements                    1,498,614     1,090,714
                                                   -----------   -----------
                                                     7,598,637     6,219,196
        Less accumulated depreciation               (2,016,025)   (1,362,866)
                                                   -----------   -----------
                                                   $ 5,582,612   $ 4,856,330
                                                   ===========   ===========



        Depreciation expense for the year ended January 31, 1997, 1996 and 1995 amounted to $687,313, $554,904 and $351,964, respectively.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        REVENUE RECOGNITION

        Gains on the sale of mortgage servicing rights are recognized when title and all risks and rewards have irrevocably passed to the buyer and there are no significant unresolved contingencies. Mortgage origination fees on loans held-for-sale are recognized as income at the time the loan is sold.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statements of Financial Accounting Standards ("SFAS") No. 107 issued by the Financial Accounting Standards Board ("FASB"), "Disclosures About Fair value of Financial Instruments", requires the disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition, where it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        The following methods and assumptions were used by the Company to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        CASH AND CASH EQUIVALENTS

        For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        LAND CONTRACTS HELD-FOR-RESALE

        This portfolio consists of land contracts held-for-resale underlying single family residential properties. These are valued based on the fair value of obligations with similar credit characteristics.

        MORTGAGES HELD-FOR-RESALE

        This portfolio consists of single family mortgage loans held-for-sale and is valued using fair values attributable to similar mortgage loans.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

            MORTGAGE SERVICING RIGHTS

            The fair value of the mortgaged servicing rights is determined using the discounted present value of the net cash flows. Market estimates are used for servicing costs, prepayment speeds and discount rates.

            EXCESS INTEREST SPREAD RECEIVABLE

            The fair value is determined by using the discounted present value of the net cash flows. Market estimates are used for servicing costs, prepayment spreads and discount rates.

            NOTES PAYABLE, SUBORDINATED DEBENTURES AND SUBORDINATED NOTES
            PAYABLE

            The carrying amount for these instruments approximates fair value.

            The following table sets forth the fair value of the Company's financial instruments:

                                                                         JANUARY 31,
                                                             1997                           1996
                                                    -----------------------         -----------------------
                                                    CARRYING         FAIR           CARRYING         FAIR
                                                    VALUE            VALUE          VALUE            VALUE
                                                    --------         -------        --------         -------

Assets:
  Cash and cash equivalents                         $ 3,096,993      $ 3,096,993    $ 2,730,408      $ 2,730,408
  Land contracts held-for-resale                     10,351,425       10,351,425     11,484,877       11,484,877
  Mortgage held-for-resale                           54,430,155       54,430,155     63,306,372       63,306,372
  Mortgage servicing rights                          16,324,263       16,324,263     27,293,358       27,293,358
  Excess interest spread receivable                   7,987,053        7,987,053             --               --


Liabilities:
  Notes payable, subordinated debentures and
    subordinated notes payable                      114,517,834      114,517,834    95,771,703       95,771,703



                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


         EARNINGS PER SHARE

         Earnings per share are computed based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of shares used in the determination of earnings per share was 475,949, 426,762 and 403,622 for the years ended January 31, 1997, 1996 and 1995.

         RECLASSIFICATION

         Certain amounts in the prior year's financial statements have been reclassified to conform to the January 31, 1997 presentation.

         NEW PRONOUNCEMENTS

         In June 1996, the FASB issued "SFAS No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement was to have been effective prospectively from December 31, 1996, but was deferred when the FASB issued "SFAS No. 127 - Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." The effective date of the certain provisions have been deferred one year. The Company adopted certain of the provisions for transactions entered into during January, 1997. The effect of this adoption was not significant to net income. Management does not believe adoption of the remaining provisions will have a material effect on the financial statements.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         NEW PRONOUNCEMENTS - CONTINUED

         In February 1997, the FASB issued SFAS No. 128. "Earnings Per Share," which replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the statement of earnings regardless of whether basic and diluted EPS are the same, and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, earlier application is not permitted, and requires restatement of all prior period EPS data presented.


NOTE 2 - RESTRICTED CASH

         Included in cash and accounts payable are advance payments by borrowers on loans serviced by the Company in the amount of approximately $511,000 and $378,000, respectively, at January 31, 1997 and 1996.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 3 - NOTES PAYABLE


                                                                                  JANUARY 31,
                                                                             1997            1996
                                                                           --------        --------
        Note payable under $115 million mortgage
         warehouse credit facility, subject to renewal on
         September 3, 1997, interest is computed at LIBOR
         plus .85% to 2.5% depending on type of loan and
         payable monthly, principal payable upon sale of
         mortgage collateral (mortgages held-for-resale)
         to institutional investors                                       $ 48,369,064     $      -

        Note payable under $25 million mortgage warehouse
         credit facility, interest is computed at the bank's
         prime rate less 1/2% and payable monthly; principal
         payable upon sale of mortgage collateral (mortgages
         held-for-resale) to institutional investors or on
         demand. This facility was terminated January 8, 1997                     -         22,557,781

        Note payable under $28.5 million revolving credit
         facility, subject to renewal on October 31, 1997,
         interest is computed at the Federal Funds rate plus
         1.5% (6.8% at January 31, 1997), collateralized by
         mortgage servicing rights                                          28,305,175      28,500,000

        Note payable under $30 million mortgage warehouse
         facility, interest is computed at the federal
         funds rate plus 1.5% and deducted from the proceeds
         of investor fundings, principal payable upon sale
         of mortgage collateral (mortgages held-for-resale)
         to institutional investors or on demand. This facility
         was terminated August 31, 1996                                           -         26,554,708
                                                                           -----------     -----------
              Total - this page                                             76,674,239      77,612,489


                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 3 - NOTES PAYABLE - CONTINUED



                                                                                  JANUARY 31,
                                                                             1997            1996
                                                                           --------        --------
        Total - previous page                                              $ 76,674,239    $ 77,612,489

        Note payable under $10 million mortgage warehouse
         facility, subject to renewal on November 1, 1997,
         interest is computed at LIBOR plus 1.5% (6.94%
         at January 31, 1997), principal payable upon sale
         of mortgage collateral (mortgages held-for-resale)
         to institutional investors.                                          4,426,335       3,729,748

        Note payable under $1 million line-of-credit for
         the acquisition and rehabilitation of residential
         real property subject to renewal on February 1,
         1998, interest is computed at the bank's prime
         rate plus 1% (9.25% at January 31, 1997) collateralized
         by a first security interest in residential real property              284,200            -


        Revolving line-of-credit/note payable, $.5 million
         credit line for working capital, $1 million note
         payable for purchases of land contracts, interest
         is computed at the bank's prime rate plus 1% (9.25%
         at January 31, 1997). Land contracts are assigned to
         the bank as collateral, personally guaranteed by
         certain officers of the Company, payable upon sale
         of collateral. This facility was terminated April 14, 1997             250,000       1,500,000
                                                                             ----------      ----------
                 Total-this page                                             81,634,774      82,842,237

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 3 - NOTES PAYABLE - CONTINUED


                                                                                  JANUARY 31,
                                                                             1997            1996
                                                                           --------        --------
        Total - previous page                                              $ 81,634,774     $ 82,842,237

        Note payable under $1.5 million line-of-credit for
         the acquisition and rehabilitation of residential
         real property interest is computed at 12%,
         collateralized by residential real property and
         personally guaranteed by certain officers of the
         Company, principal payable upon sale of collateral.
         This facility was terminated December 13, 1996                        -               1,448,042

        Note payable under $1.5 million line-of-credit for
         the acquisition and rehabilitation of residential
         real property, interest is computed at the bank's
         prime rate plus 3/4%, collateralized by residential
         real property and personally guaranteed by certain
         officers of the Company, principal payable upon
         sale of collateral.  This facility was terminated
         September 17, 1996                                                     -                408,773

        Land contracts payable to certain Investor Pass-through
         Trusts sponsored by the Company for purchase of a building, interest at 11%, collateralized by the building, principal payable based on 30 year amortization, balloon payment
         required in 10 years                                                   452,898          542,556

        Other notes payable, including obligations under capital
         leases, expiring at various times through 2002                       1,888,162        1,356,095
                                                                           ------------     ------------

                                                                           $ 83,975,834     $ 86,597,703
                                                                           ============     ============

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 3 - NOTES PAYABLE - CONTINUED

        In connection with the $28.5 million credit facility, the Company entered into an arrangement with the Policemen and Firemen Retirement System of the City of Detroit (The "Fund") whereby the Fund has agreed to provide payment upon the occurrence of certain events of default by the Company. In consideration for this, the Company pays certain fees to the Fund, and has provided it with an option to purchase up to five percent of the Company's outstanding common stock, at seventy percent of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000.

        The above notes payable place certain financial restrictions on the Company. If for any reason the warehouse credit facilities are terminated, the Company's ability to fund mortgage loans will be adversely impacted. The Company anticipates renewal of all of its existing credit facilities.

NOTE 4 - SUBORDINATED DEBENTURES

        In December 1991, the Company began offering up to $7,500,000 of 11% Asset-Backed Subordinated Debentures due March 15, 1997. Interest on the Debentures is payable quarterly. The Debentures are subordinate in right of payment to all current and future senior indebtedness of the Company. Payment of principal and interest on the Debentures is collateralized by a security interest in and lien upon certain existing and future contract rights to service mortgages and land contracts. These rights must at all times have a formula value, as determined by provisions of the Indenture, of at lease 105% of the principal amount of Debentures outstanding. Under certain limited conditions, the Debentures are redeemable commencing June 15, 1993 only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. Through January 31, 1997 there have been $17,000 in redemptions. The Debentures also place restrictions on dividends and certain equity transactions should the Company's consolidated retained earnings fall below $1,000,000. The Debentures are registered with the Securities and Exchange Commission. These debentures were redeemed in full on March 17, 1997.


        Through January 31, 1997, the Company has incurred approximately $866,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $840,000 and $686,000 at January 31, 1997 and 1996.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 4 - SUBORDINATED DEBENTURES - CONTINUED

        In December 1994, the Company began offering up to $10,000,000 of 11% Asset-Backed Subordinated Debentures due June 30, 2000. Interest on the Debentures is payable quarterly. The Debentures are subordinate in right of payment to all current and future senior indebtedness of the Company. Payment of principal and interest on the Debentures is collateralized by a security interest in and lien upon certain existing and future contract rights to service mortgages and land contracts and specified mortgage notes and land contract vendors' interests relating to one-to-four family residential and commercial real estate. This collateral must at all times have a formula value, as determined by provisions of the Indenture, of at least 105% of the principal amount of Debentures outstanding. Under certain limited conditions, the Debentures are redeemable only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. Through January
        31, 1997 there have been no redemptions. The Debentures are registered with the Securities and Exchange Commission.

        Through January 31, 1997, the Company has incurred approximately $1,513,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $405,000 and $109,000 at January 31, 1997 and 1996.

        In June 1996, the Company began offering up to $6,000,000 of unsecured 11% subordinated debentures due June 30, 2002. Interest on the Debentures is payable quarterly. The debentures are subordinate in right of payment to all current and future indebtedness of the Company. Under certain limited conditions, the Debentures are redeemable only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. The Debentures are registered with the Securities and Exchange Commission.

        Through January 31, 1997, the Company has incurred approximately $67,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $1,000 at January 31, 1997.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 5 -- SUBORDINATED NOTES PAYABLE

        In July 1996, the Company entered into a loan and financing agreement with The Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit ("The Fund") to provide the Company $15 million to expand its non-conforming lending business. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001 equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. As a result of this agreement, the Fund was issued 30,197 shares, or 6% of the Company's common stock at the time. Anti-dilution provisions of the agreement may require the Company to issue additional shares in the future. The Fund has the right to "put" these redeemable shares back to the Company, under a number of different scenarios, on August 1, 2006, or upon an event of default with a minimum guaranteed repurchase of $1,400,000.

NOTE 6 -- PREFERRED STOCK

        In March 1992 MCAFC began offering up to 350,000 units consisting of one share of Series A 9%, $10 stated value, cumulative convertible preferred stock and one warrant to purchase one share of common stock of the Company. The stock is convertible only in the event of an initial public offering of the Company's common stock. The warrants are conditional on an initial public offering of the Company's common stock within one year of the redemption of the warrant holders Series A preferred stock. The preferred stock is redeemable at any time at the option of the Company only. Redemption prices per share increase $.20 per year from $10.20 in 1993 to $11 in 1997 and thereafter. Through January 31, 1997 there have been no redemptions. Dividends are payable quarterly.

        In June 1993, MCAFC began offering up to 750,000 units consisting of one share of Series B 9%, $10 stated value, cumulated convertible preferred stock. The stock is convertible only in the event of an initial public offering of the Company's common stock. The preferred stock is redeemable at any time on or after July 15, 1994 at the option of the Company only at a redemption price of $10 per share. Through January 31, 1997 there have been no redemptions. Dividends are payable quarterly.

        Through January 31, 1997 the Company has incurred approximately $603,000 in fees related to the preferred stock offering. These costs have been offset against additional paid-in capital.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 7 -- FEDERAL INCOME TAXES

          Deferred income taxes are provided for on the liability method and reflect the net tax effects of temporary differences between the carrying cost and amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liability are as follows:



                                                     January 31,
                                                1997            1996
                                                -----------     ------------

Depreciation of property and
  office equipment                              $ 518,000       $ 416,000
Amortization of goodwill                         (120,000)       (108,000)
Other                                             2,000            (8,000)
                                                ---------       ---------
                                                $ 400,000       $ 300,000
                                                =========       =========


          Components of income tax expense are:


                                                     January 31,
                                1997            1996            1995
                                -----------     -----------     ------------
Current                         $539,000        $412,000        $ 82,384
Deferred                         100,000         100,000          20,000
                                --------        --------        --------
                                $639,000        $512,000        $102,384
                                ========        ========        ========


          The income tax provision reconciled to the tax computed at the statutory federal rate is as follows for the years ended January 31:


Tax (benefit) at statutory
 rate                           $478,000        $383,000        $(59,000)
Non-deductible items             161,000         169,000         107,000
Adjustment of prior year
 accrual                              --              --          38,000
Other                                 --         (40,000)         16,384
                                --------        --------        --------
                                $639,000        $512,000        $102,384
                                ========        ========        ========

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company purchased various real estate parcels during the years ended January 31, 1997, 1996 and 1995. These parcels purchased from unrelated third parties were subsequently sold to limited partnerships, for which PCA is the general partner. Gains totaling $7,539,447, $6,529,708 and $7,365,199 for the years ended January 31, 1997, 1996 and 1995 were recognized on the sales, respectively.


         During the years ended January 31, 1997, 1996 and 1995 the Company agreed to pay commissions of $1,968,000, $1,735,000 and $1,315,000, respectively for the acquisition of properties acquired from unrelated third parties to a Company owned by three shareholders of MCAFC. These commissions reduced "Gain on Sale of Real Estate" in the consolidated Statements of Operations.

         MCA earned $36,000 for management fees for administrative services provided to U.S. Mutual Financial Corporation (USMFC) during each of the years ended January 31, 1997, 1996 and 1995, respectively. Certain shareholders of the Company are directors or major shareholders of USMFC.

         Included in accounts payable at January 31, 1997 and 1996 are approximately $1,044,000 and $1,500,000 attributable to transactions with partnerships, trusts and other related entities. Such transactions include rental payments received on behalf of these entities and disbursed in subsequent months.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 9 -  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

          The Company is party to financial instruments with off-balance sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest rate risk. These financial instruments include commitments to extend credit and forward contracts to deliver and sell loans to investors.


          The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the various agreements. However, the Company does not anticipate nonperformance by the counter-parties. The Company's exposure to credit risk with respect to commitments to extend credit are limited due to the non-recourse nature of the loans upon sale to investors. At January 31, 1997 and 1996, respectively, the Company has approved loans that had not yet closed amounting to approximately $40,081,000 and $74,259,000. The Company manages credit risk with respect to forward contracts by entering into agreements only with investors meeting certain requirements. In the event of default by the counter-party the Company's exposure to credit risk is the difference between the contract price and the current market price.


NOTE 10 - LEASE COMMITMENTS

          The Company leases office space and equipment under long-term capital and operating leases with varying terms which expire through 2002. Rent expense on operating leases approximated $2,282,000, $1,803,000 and $1,251,000 for the years ended January 31, 1997, 1996 and 1995, respectively, and is included in the caption "General and Administrative" expense in the Consolidated Statements of Operations.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 10 -- LEASE COMMITMENTS - CONTINUED

        As of January 31, 1997, approximate future minimum lease payments under capital leases and future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of follows:


                                              Capital         Operating
                                              Leases          Leases
                                              --------        ----------
1998                                          $536,145        $1,314,462
1999                                           164,757           990,970
2000                                             1,555           645,592
2001                                                --            32,679
2002                                                --            15,000
                                              --------        ----------
        Total minimum lease payments           702,457        $2,998,703
                                                              ==========
Less: amount representing interest              66,159
                                              --------
        Present value of minimum lease
          payments                            $636,298
                                              ========



NOTE 11 -- COMMITMENTS AND CONTINGENCIES

        In accordance with the terms of the investor Pass-through Trust Participation Agreements, the Company is obligated to purchase all outstanding participation certificates held by investors at such time as the aggregate net receivable balances of each Trust is less than 10% of the original face amount of the Trust. At January 31, 1997 and 1996, the maximum amount of these future purchase commitments totaled approximately $9,381,000 and $8,011,000.

        Although the Company is approved as a correspondent with numerous mortgage investors, three investors purchased substantially all of the Company's mortgage loans originated during fiscal 1997, 1996 and 1995. Management believes that the loss of these investors would have a material adverse effect on the Company.

        The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 12 -- EMPLOYEE BENEFIT PLAN

           The Company has a 401(k) plan covering substantially all its employees. The Company has the option of making an annual discretionary profit sharing contribution and is matching each employee's contribution up to a predetermined limit.

           The Company's combined contribution to the plan amounted to $86,000, $22,000 and $17,000 for the years ended January 31, 1997, 1996 and 1995.

NOTE 13 -- RESTRICTED STOCK AWARDS

           At the discretion of the Board of Directors, shares may be issued to employees and non-employees as incentives for performance. The number of shares awarded, and the terms under which such shares become vested (nonforfeitable), are determined on an individual basis. The Company recognizes the issuance of restricted shares when they become vested.

           As of January 31, 1997, a total of 20,002 shares have been awarded and remain unvested. The aggregate number of shares and the years in which they become vested in each of the periods succeeding January 31, 1997 are as follows:

           1998                                         $12,168
           1999                                           7,834

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995


NOTE 14 - SEGMENT INFORMATION

        The Company and its subsidiaries operate primarily in two business segments. Operations in mortgage banking involve the origination and purchase of mortgage loans in the secondary mortgage market, servicing of mortgage loans, and the purchase and sale of mortgage servicing rights. Operations in the real estate industry consist of the purchase and resale and the securitization and syndication of real estate interests. The following is a summary of selected consolidated segment information for the mortgage banking and real estate industry segments for the years ended:



                                                                JANUARY 31,
                                                        1997           1996             1995
                                                     ---------       ---------       ---------

        REVENUE
          Mortgage banking                           $ 46,512,944    $ 31,051,952    $22,512,856
          Real estate                                  12,413,396      10,899,058     10,858,825
                                                     ------------    ------------    -----------

              Total                                  $ 58,926,340    $ 41,951,010    $33,371,681
                                                     ============    ============    ===========

        INCOME (LOSS) BEFORE INCOME TAXES
          Mortgage banking                           $    824,964    $ (1,195,323)   $(3,057,212)
          Real estate                                     579,374       2,322,853      2,882,050
                                                     ------------    ------------    -----------

              Total                                  $  1,404,338    $  1,127,530    $  (175,162)
                                                     ============    ============    ===========


        IDENTIFIABLE ASSETS
          Mortgage banking                           $115,310,484    $104,990,975    $46,523,533
          Real estate                                  19,256,062      27,147,572     23,238,535
          Other                                        10,425,267       3,052,094      7,349,452
                                                     ------------    ------------    -----------

              Total                                  $144,991,813    $135,190,641    $77,111,520
                                                     ============    ============    ===========



                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 15 -- BUSINESS ACQUISITION

           On July 19, 1994, the Company purchased substantially all of the revenue producing activities of Liberty National Mortgage Corporation (Liberty) in a transaction accounted for using the purchase method. These assets included certain furniture and equipment located in Liberty branch offices in Michigan, Maryland, West Virginia and Illinois and the right-to-process and close certain mortgage loans in process originated by Liberty. The purchase price of the furniture and equipment was determined by independent appraisal and payable within 45 days of this agreement. The appraised value was $85,000. At the closing of this agreement a down payment of $350,000 was made as an advance against amounts due as a result of future Liberty branch loan closings. This down payment is included in deferred charges and other assets in the accompanying consolidated balance sheet. Liberty was paid based on a negotiated formula tied to loan closings at Liberty branches over an eighteen month period. The total purchase price, was $885,000. This consists of the $85,000 referred to above which was capitalized and amortized as furniture and equipment, approximately $200,000 for loans-in-process, which upon closing were capitalized and amortized as a cost of the loan origination, and $500,000 for future branch loan closings, $150,000 of which was paid during July and August, 1994 and $350,000, which was paid at the closing. The benefits to be derived from the acquisition of these production offices will extend beyond the eighteen month earn-out period, and, accordingly have been capitalized as goodwill (included in deferred charges and other assets on the balance sheet) and amortized over a five year period, subject to periodic re-evaluation. In connection with the acquisition, the Company acquired approximately $4,000,000 of loans held-for-resale which were funded by the Company's warehouse credit facilities and subsequently purchased by outside investors under terms similar to any Company originated loan.

           The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisition had occurred at February 1, 1993, after giving effect to certain adjustments. These pro-forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or of results which may occur in the future.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 15 - BUSINESS ACQUISITION - CONTINUED


                                          YEAR ENDED JANUARY 31, 1995
                                          ---------------------------
                                       MCAFC            PRO-FORMA       MCAFC
                                    (HISTORICAL)       ADJUSTMENTS   (PRO-FORMA)
                                    ------------       -----------   -----------

REVENUES
   Gain on sale of land contracts    $ 2,983,022       $        -    $ 2,983,022
   Gain on sale of real estate         7,365,199                -      7,365,199
   Gain on bulk sales of servicing
      rights                           7,475,444 1)      1,737,609     9,213,053
   Mortgage origination fees           5,584,454 1)      1,862,821     7,447,275
   Servicing fees                      4,616,738 1)        429,081     5,045,819
   Interest income                     5,106,041 1)        245,634     5,351,675
   Other income                          240,783           128,035       368,818
                                     -----------        ----------    ----------
        Total revenues                33,371,681         4,403,180    37,774,861
                                     -----------        ----------    ----------

EXPENSES
   Payroll                            10,985,576 1)      1,705,338    12,690,914
   Interest                            6,018,518 1)        171,221     6,189,739
   Commissions                         4,591,079 1)        836,669     5,427,748
   Professional services               1,511,215 1)         80,798     1,592,013
   Depreciation                          351,964 1)         49,275       401,239
   Amortization                        1,924,872 1)2)      110,000     2,034,872
   General administrative              8,163,619           843,557     9,007,176
                                     -----------        ----------    ----------
        Total expenses                33,546,843         3,796,858    37,343,701
                                     -----------        ----------    ----------

INCOME (LOSS) BEFORE FEDERAL
   INCOME TAXES                         (175,162)          606,322       431,160

        Provision (credit) for
          Federal income taxes           102,384 3)        206,149       308,533
                                     -----------        ----------    ----------


NET INCOME (LOSS)                    $  (277,546)       $  400,173    $  122,627
                                     ===========        ==========    ==========
Earnings (loss) per share            $      (.69)       $      .99    $      .30
                                     ===========        ==========    ==========

Summary of Pro-Forma Adjustments:

        1) To include historical operating results of the Liberty National Mortgage Corporation for the year ended December 31, 1993 and the period ended May 31, 1994. (Certain amounts have been reclassified to conform to the MCAFC historical presentation.)
        2) Amortization of $500,000 of goodwill over five years.
        3) Estimated Federal income tax accrual.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 15 - BUSINESS ACQUISITION - CONTINUED

        On January 31, 1995, the Company acquired all of the issued and outstanding common stock of RIMCO Realty & Mortgage from RIMCO Financial Corporation (an entity owned by three shareholder of the Company) in exchange for a $945,117 reduction in amounts due the Company. Amounts assigned in the accompanying consolidated balance sheet to assets purchased and liabilities assumed were based on the seller's historical cost which is less than fair value.

               Report of Independent Certified Public Accountants
                          on Supplementary Information


To the Board of Directors
  MCA FINANCIAL CORP.


Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole of MCA Financial Corp. and subsidiaries as of and for the year ended January 31, 1997, which are presented in the preceding section of this report. The accompanying consolidated balance sheet and statement of operations are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Moore Stephens                          Grant Thornton LLP
Doeren Mayhew, P.C.                     Detroit, Michigan
April 28, 1997
Troy, Michigan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1997.

                             MCA FINANCIAL CORP.


                             By: /s/ Patrick D. Quinlan
                                -----------------------------
                                Patrick D. Quinlan, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1997.



      Signature                 Title (Capacity)
      ---------                 ----------------

/s/ Patrick D. Quinlan         Chairman and Director                            April 29, 1997
----------------------         (Principal Executive Officer)
 Patrick D. Quinlan


 /s/ Keith D. Pietila          Executive Vice President and Director            April 29, 1997
----------------------         (Principal Financial and Accounting Officer)
  Keith D. Pietila


  /s/ Lee P. Wells             Director                                         April 29, 1997
----------------------
  Lee P. Wells


                               Director                                         April 29, 1997
----------------------
  C. Thompson Wells

                               Director                                         April 29, 1997
----------------------
  Thomas P. Cronin

 /s/ D. Michael Jehle          Director                                         April 29, 1997
----------------------
   D. Michael Jehle

                               Director                                         April 29, 1997
----------------------
   James B. Quinlan



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No Annual Report or Proxy Materials have been or will be sent to security holders.

                                EXHIBIT INDEX




Exhibit
Number                       Description of Exhibit

3.1 Restated Articles of Incorporation, as amended (previously filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended April 30, 1993, and incorporated herein by reference).

3.2 Bylaws, as amended. (previously filed as Exhibit 3.2 to Amendment No. 1 to the Registrant's Registration Statement on Form SB-2, File No. 33-79190, and incorporated herein by reference).

4.1 Indenture, dated as of December 30, 1994, between the Registrant and First Fidelity Bank, N.A., as Trustee, relating to the Registrant's 11% Asset-Backed Subordinated Debentures Due June 30, 2000 (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 33-98644, and incorporated herein by reference).

4.2 First Supplemental Indenture between the Registrant and First Fidelity Bank, N.A. dated as of October 10, 1995.

4.3 Indenture, dated as of January 1, 1992, between the Registrant and IBJ Schroder Bank & Trust Company relating to the Registrant's 11% Asset-Backed Subordinated Debentures Due 1997 (previously filed as
       Exhibit 4 to Amendment No. 2 to the Registrant's Registration Statement on Form S-18, File No. 33-43765C, and incorporated herein by reference).

10.1 Lease Agreement, dated April 1, 1991, between Mortgage Corporation of America and Multi-City Investment Company, as amended by First Amendment (previously filed as Exhibit 10.15 to the Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-18, File No. 33-43765C, and incorporated herein by reference).

10.2 Second, Third, Fourth, Fifth and Sixth Amendments to Exhibit 10.1 (previously filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.3 Agreement and Plan of Reorganization by and among the Registrant, Metro Rental Properties, Inc., Patrick D. Quinlan, Lee P. Wells and C. Thompson Wells, Jr. (previously filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1993, and incorporated herein by reference).

10.4 Revolving Credit Loan Agreement, dated April 30, 1993 by and among the Registrant, MCA Mortgage Corporation, First American Mortgage

       Associates, Inc., Complete Financial Corporation, Securities Corporation of America and Comerica Bank (previously filed as Exhibit 10.17 to the Registrant's Registration Statement on Form SB-2, File No. 33-63206C, and incorporated herein by reference).

10.5 First Amendment to Revolving Credit Loan Agreement, dated December 27, 1993, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America, Complete Financial Corporation, Securities Corporation of America and Comerica Bank, amending Exhibit 10.4 (previously filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.6 Second Amendment to Revolving Credit Loan Agreement, dated February 25, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America, Complete Financial Corporation, Securities Corporation of America and Comerica Bank, amending Exhibit 10.4 (previously filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.7 Credit Enhancement Umbrella Agreement, dated April 30, 1993, by and among the Registrant, MCA Mortgage Corporation, First American Mortgage Associates, Inc. and The Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit (previously filed as Exhibit
       10.18 to the Registrant's Registration Statement on Form SB-2, File No. 33-63206C, and incorporated herein by reference).

10.8 First Amendment to Credit Enhancement Umbrella Agreement, dated December 27, 1993, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America and the Board of Trustees of the Policemen and Firemen Pension Fund of the City of Detroit, amending Exhibit No. 10.7 (previously filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.9 Piggyback Rights Agreement, dated April 30, 1993, between the Registrant and The Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit (previously filed as Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2, File No. 33-63206C, and incorporated herein by reference).

10.10 Form of Stock Redemption Agreement, dated January 20, 1994, between the Registrant and each of Patrick D. Quinlan, James B. Quinlan, Keith D. Pietila, Thomas P. Cronin, Lee P. Wells and David C. Wells (previously filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.11 Agreement and Plan of Reorganization, dated January 27, 1994, by and among the Registrant, North-Side Homes, Inc., Patrick D. Quinlan, Lee P. Wells, Roger Smigiel, Leroy G. Rogers, David C. Wells and Janet K. Wells (previously filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.12 Mortgage Loan Participation Agreement, dated May 19, 1993, between MCA Mortgage Corporation and Paine Webber Real Estate Securities Inc. (previously filed as Exhibit 10.26 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.13 Conforming Mortgage Loan Participation Agreement, dated May 19, 1993, between MCA Mortgage Corporation and Paine Webber Real Estate Securities Inc. (previously filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.14 Escrow Agreement between the Registrant and Comerica Bank, as Escrow Agent (previously filed as Exhibit 10.23 to Amendment No. 1 to the Registrants Registration Statement on Form SB-2, File No. 33-79190, and incorporated herein by reference).

10.15 Agreement and Plan of Acquisition and Merger dated as of June 20, 1994 among MCA Financial Corp., Complete Financial Corporation and Liberty National Mortgage Corporation (previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated July 27, 1994, and incorporated herein by reference).

10.16 Warehousing Credit and Security Agreement dated as of July 1, 1994 between MCA Mortgage Corporation, PNC Mortgage Bank, N.A. and Marine Midland Bank (replacing agreements previously filed as Exhibits 10.13, 10.14, 10.15 and 10.23 to Registration Statement No. 33-79190) (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended July 31, 1994, and incorporated herein by reference).

10.17 Whole loan Financing Program dated as of October 6, 1993 among MCA Mortgage Corporation, DLJ Mortgage Capital, Inc. and Sears Savings Bank, FSB (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the period ended July 31, 1994, and incorporated herein by reference).


10.18 Amendment to Whole loan Financing Program dated as of April 30, 1994 among MCA Mortgage Corporation and DLJ Mortgage Capital, Inc., amending Exhibit No. 10.17 (previously filed as Exhibit 10.27 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, File No. 33-79190, and incorporated herein by reference).

10.19 Third Amendment to Revolving Credit Loan Agreement, dated May 26, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America, Complete Financial Corporation, Securities Corporation of America and Comerica Bank, amending Exhibit 10.4 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended April 30, 1994, and incorporated herein by reference).

10.20 Fourth Amendment to Revolving Credit Loan Agreement, dated September 30, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America, Complete Financial Corporation, Securities Corporation of America and Comerica Bank, amending Exhibit 10.4 (previously filed as Exhibit 10.29 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, File No. 33-79190, and incorporated herein by reference).

10.21 Second Amendment to Credit Enhancement Umbrella Agreement, dated May 26, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America and the Board of Trustees of the Policemen and Firemen Pension Fund of the City of Detroit, amending Exhibit No. 10.7 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB for the period ended April 30, 1994, and incorporated herein by reference).

10.22 Third Amendment to Credit Enhancement Umbrella Agreement, dated September 8, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America and the Board of Trustees of the Policemen and Firemen Pension Fund of the City of Detroit, amending Exhibit No. 10.7 (previously filed as Exhibit 10.31 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, File No. 33-79190, and incorporated herein by reference).

10.23 Line of Credit Agreement, dated October 1994, among MCA Mortgage Corporation, Rimco Financial Corp. and Sterling Bank & Trust FSB (previously filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1995, and incorporated herein by reference).

10.24 Stock Purchase Agreement, dated January 31, 1995, between the Registrant and Rimco Financial Corp. (previously filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1995, and incorporated herein by reference).

10.25 Line of Credit Agreement, dated March 17, 1995, among MCA Financial Corp., RIMCO Realty & Mortgage Co. and Comerica Bank (previously filed as
       Exhibit 10.01 to the Registrants Quarterly Report on Form 10-Q for the period ended April 30, 1995, and incorporated herein by reference)

10.26 First Amendment to Escrow Agreement, dated September 18, 1995, between the Registrant and Comerica Bank, as Escrow Agent, amending

       Exhibit No. 10.14 (previously filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1, File No. 33-98644, and incorporated herein by reference).

10.27  Seventh and Eighth Amendments to Exhibit 10.1.

10.28 Mortgage Loan Repurchase Agreement, dated November 1, 1995, between MCA Mortgage Corporation, Mortgage Corporation of America and Paine Webber Real Estate Securities Inc.

10.29 Loan and Financing Agreement, dated July 18, 1996, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit. Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.30 Subordinated Promissory Note, dated July 18, 1996, by and among the Company and its subsidiaries, and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit. Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.31 Piggyback Rights Agreement, dated July 18, 1996, by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit. Previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.32 Put Agreement, dated July 18, 1996, by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit. Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.33 Escrow Agreement, dated July 18, 1996, by and among the Company and its subsidiaries, the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit. Previously filed as Exhibit
       10.5 to the Registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.34 Loan Agreement, dated September 3, 1996, by and among the Company, MCA Mortgage Corporation, Mortgage Corporation of America and Texas Commerce Bank National Association. Previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, and incorporated herein by reference.

10.35* Securitization Access Agreement, dated November 1, 1996, by and among
       MCA Financial Corp., MCA Mortgage Corporation, Mortgage Corporation of America, Advanta Mortgage Conduit Services, Inc. and Advanta Mortgage Corp. USA.

10.36* Amended and Restated Securitization Access Agreement, amended as of February 21, 1997, by and among MCA Financial Corp., MCA Mortgage Corporation, Mortgage Corporation of America, Advanta Mortgage Conduit Services Inc. and Advanta Mortgage Corp. USA.

12*      Computation of Ratio of Earnings to Fixed Charges.

21 Subsidiaries of the Registrant (previously filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1, File No. 33-98644, and incorporated herein by reference).

27*      Financial Data Schedule

----------
*Filed herewith