Form 10-K405/A
period 1997-01-31
MCA FINANCIAL CORP /MI/
filed 1997-05-21
CIK 880935

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A

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

For the transition period from ______ to _______

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                Yes [X]  No [ ]

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

Documents Incorporated By Reference:  None.

         This amendment is the first amendment to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997, and is being filed to correct errors in Items 1 and 6 and in the Registrant's Consolidated Statements of Operations and in Note 15 of the Notes to Consolidated Financial Statements. Specifically, the amounts of delinquent loans shown for fiscal 1997 in Table 7 were incorrect, the per share earnings (loss) amounts shown in the Selected Financial Data (Item 6), on the Consolidated Statements of Operations and in Note 15 were incorrect. Corrected information is filed herewith.

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

         The following table sets forth the aggregate amount of retail loans and the percentage of such retail loans that related to properties in the various states in which the Company operates.

                                       TABLE 1
Year         State              $ Amount of Retail Loans    Percentage of Retail Loans
----         -----              ------------------------    --------------------------
1997           Michigan              $ 247 million                   40%
               Indiana                  72 million                   12%
               Florida                 103 million                   17%
               Ohio                     35 million                    6%
               Illinois                 82 million                   13%
1996           Michigan              $ 193 million                   39%
               Indiana                  57 million                   11%
               Florida                  85 million                   17%
               Ohio                     46 million                    9%
               Illinois                 55 million                   11%
1995           Michigan              $ 234 million                   59%
               Indiana                  51 million                   13%
               Washington               31 million                    8%
               Ohio                     48 million                   12%

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

         The following table sets forth the aggregate amount of wholesale loans and the percentage of such wholesale loans that related to properties in the various states in which the Company operates.

                                 TABLE 2
Year           State        $ Amount of Wholesale Loans  Percentage of Wholesale Loans
----           -----        ---------------------------  -----------------------------
1997           Florida             $ 33 million                      17%
               Michigan              61 million                      31%
               Illinois              34 million                      18%
               Ohio                  41 million                      21%
1996           Florida             $ 11 million                       8%
               Michigan              66 million                      47%
               Illinois              28 million                      20%
               Ohio                  25 million                      18%
1995           Florida               45 million                      33%
               Michigan              35 million                      25%
               Indiana               17 million                      12%
               Oregon                 9 million                       7%

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

         The following table sets forth for the periods indicated the number, dollar volume and percentage of total volume of the Company's loan production:

                                    TABLE 3


                                                          FISCAL YEAR ENDED JANUARY 31,
                                                        --------------------------------
                                                     1997             1996             1995
                                                     ----             ----             ----
                                             (DOLLARS IN THOUSANDS EXCEPT AVERAGE LOAN BALANCES)
RETAIL LOANS
------------
Conventional Loans:
    Number of Loans.  . . . . . . . . . . . .        3,076             2,715            2,241
    Volume of Loans.  . . . . . . . . . . . .  $   272,943      $    243,154     $    186,452
    Percent of Total Volume  . . . . . . . . .      33.71%            38.47%           33.04%
FHA/VA Loans:
    Number of Loans.  . . . . . . . . . . . .        3,765             2,669            2,681
    Volume of Loans.  . . . . . . . . . . . .  $   291,601      $    202,803     $    186,136
    Percent of Total Volume   . . . . . . . .       36.01%            32.07%           32.99%
Non-Conforming Loans:
    Number of Loans   . . . . . . . . . . . .          418               581            1,425
    Volume of Loans   . . . . . . . . . . . .  $    32,012      $     34,133     $     42,301
    Percent of Total Volume   . . . . . . . .        3.96%             5.40%            7.50%
Jumbo Loans
    Number of Loans   . . . . . . . . . . . .           68                40               41
    Volume of Loans   . . . . . . . . . . . .       17,491      $     11,478     $     11,397
    Percent of Total Volume   . . . . . . . .        2.16%             1.81%            2.02%
Average Loan Balance  . . . . . . . . . . . .  $    83,806      $     81,860     $     66,732
Total Volume of Loans . . . . . . . . . . . .  $   614,047      $    491,568     $    426,286

WHOLESALE LOANS(1)
---------------
Conventional Loans:
    Number of Loans   . . . . . . . . . . . .          546               617              655
    Volume of Loans   . . . . . . . . . . . .  $    48,048      $     60,590     $     54,740
    Percent of Total Volume   . . . . . . . .        5.93%             9.58%            9.70%
FHA/VA Loans:
    Number of Loans   . . . . . . . . . . . .          427               309            1,059
    Volume of Loans   . . . . . . . . . . . .  $    37,904      $     27,158     $     73,746
    Percent of Total Volume   . . . . . . . .        4.68%             4.30%           13.07%
Non-Conforming Loans:
    Number of Loans   . . . . . . . . . . . .        1,803               995              122
    Volume of Loans   . . . . . . . . . . . .  $   108,928      $     52,485     $      9,463
    Percent of Total Volume   . . . . . . . .       13.45%             8.30%            1.68%
Jumbo Loans
    Number of Loans   . . . . . . . . . . . .            4                 2               *
    Volume of Loans   . . . . . . . . . . . .  $       829      $        480               *
    Percent of Total Volume   . . . . . . . .          10%               07%               *
Average Loan Balance  . . . . . . . . . . . .  $    70,400      $     73,174     $     75,136
Total Volume of Loans(1)  . . . . . . . . . .  $   195,709      $    140,713     $    137,949

TOTAL LOANS
-----------
Number of Loans . . . . . . . . . . . . . . .       10,107             7,928            8,224
Volume of Loans . . . . . . . . . . . . . . .  $   809,756      $    632,281     $    564,235
Average Loan Balance  . . . . . . . . . . . .  $    80,118      $     79,753     $     68,608
-------------

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

         The following table sets forth for the periods indicated, the Company's loan production by type of interest payment and principal amortization schedule as well as loan to value ratio information (dollars in thousands):
                                    TABLE 4

                                                       FISCAL YEAR ENDED JANUARY 31,
                                           -----------------------------------------------
                                            1997       1996             1995         1994         1993
                                            ----       ----             ----         ----         ----
30-year Fixed Rate:
  Number of Loans . . . . . .                6,092        5,349            4,569        5,084          818
  Volume of Loans . . . . . .   . .       $492,949     $424,994         $339,394     $448,762     $ 94,297
  Percent of Total Volume . .               60.88%       67.22%           60.15%       65.28%       46.43%
15-year Fixed Rate:
  Number of Loans . . . . . .                  785          611              844        1,953          678
  Volume of Loans . . . . . .              $49,149     $ 40,137         $ 49,536     $142,340     $ 50,985
  Percent of Total Volume . .                6.07%        6.35%            8.78%       20.70%       25.11%
Adjustable Rate ("ARMS"):
  Number of Loans . . . . . .                1,487        1,239            1,217          299          248
  Volume of Loans . . . . . .  . . .      $143,453     $114,619         $108,983     $ 34,073     $ 26,534
  Percent of Total Volume . .               17.71%       18.13%           19.32%        4.96%       13.07%
Other (1):
  Number of Loans . . . . . .                   0           69              352          194          245
  Volume of Loans . . . . . .                   0     $  5,225         $  6,154     $  3,121     $  3,408
  Percent of Total Volume . .                  0%        0.82%            1.09%        0.45%        1.68%
Balloon Payment:
  Number of Loans   . . . . .                 1743          660            1,242        1,380          464
  Volume of Loans   . . . . .             $124,205     $ 47,306         $ 60,167     $ 59,188     $ 27,863
  Percent of Total Volume . .               15.34%        7.48%           10.66%        8.61%       13.71%

Total Number of Loans  . . .                10,107        7,928            8,224        8,910        2,448
Total Volume . . . . . . . .              $809,756     $632,281         $564,235     $687,484     $203,087
Total Loan to Value Percent.                84.13%        83.8%            90.5%        94.5%         n/a*

-------------------------------------
*n/a = not available for this period.
(1) This category represents mortgages and land contracts with other than 15 or 30 year terms, which have no balloon payment.

         The following table sets forth for the periods indicated, the number, dollar volume and percent of total volume of the Company's loan production by occupancy status and type of mortgaged property (dollars in thousands):

                                    TABLE 5

                                                    FISCAL YEAR ENDED JANUARY 31,
                                           -----------------------------------------------
                                                1997            1996         1995       1994        1993
                                                ----            ----         ----       ----        ----
Detached - Single Family
------------------------
Owner Occupied:
  Number of Loans . . . . . . . . . .           8,939          6,943         6,916         7,441        1,864
  Volume of Loans . . . . . . . . . .      $  724,011
                                           $  578,154     $  506,714     $ 636,440     $ 178,515
  Percent of Total Volume . . . . . .          89.41%         91.44%        89.81%        92.58%       87.90%
Non-owner occupied:
  Number of Loans . . . . . . . . . .             442            133           947         1,088          447
  Volume of Loans . . . . . . . . . .      $   20,733
                                           $    6,121     $   28,603     $  23,441     $  14,427
  Percent of Total Volume . . . . . .           2.56%          0.97%         5.07%         3.41%        7.11%
Other (1):
  Number of Loans . . . . . . . . . .              76             66            39            64            9
  Volume of Loans . . . . . . . . . .      $    6,022     $    5,929     $   3,310     $   4,894          698
  Percent of Total Volume . . . . . .           0.75%          0.94%         0.59%         0.71%        0.34%

Multi-Unit and Commercial
-------------------------
Owner Occupied:
  Number of Loans . . . . . . . . . .             523            360           262           265          101
  Volume of Loans . . . . . . . . . .      $   52,489     $   28,919     $  19,909     $  18,895    $   7,655
  Percent of Total Volume . . . . . .           6.48%          4.57%         3.53%         2.75%        3.77%
Non-owner occupied:
  Number of Loans . . . . . . . . . .             127            426            60            52           27
  Volume of Loans . . . . . . . . . .      $    6,501     $   13,158     $   5,699     $   3,814    $   1,792
  Percent of Total Volume . . . . . .           0.80%          2.08%         1.00%         0.55%        0.88%

_____________________
(1)  Includes second homes and vacant land.

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

         The Company typically holds its mortgage loans for up to 60 days before selling them to investors. The Company sells conforming loans either directly on a loan-by-loan basis to Freddie Mac, Fannie Mae or other financial institutions, or by a process of "securitization" of loan pools. Conforming loans and loans qualifying for securitization through Ginnie Mae programs may be grouped in pools and assigned to Freddie Mac, Fannie Mae or Ginnie Mae, as applicable, which issues a mortgage-backed security ("MBS") representing an undivided interest in the loan pool. For issuing the MBS, Freddie Mac, Fannie Mae or Ginnie Mae receives an annual fee, up to 0.50% of the declining principal amount of the loan pool. The Company, through investment bankers, may then sell these MBSs to investors or hold them for investment.

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

         The following table sets forth information about the Company's retail and wholesale loan origination and servicing activities:

                                    TABLE 6

                                                        FISCAL YEAR ENDED JANUARY 31,
                                           --------------------------------------------------------


                                           1997          1996        1995           1994          1993
                                           ----          ----        ----           ----          ----
                                              (DOLLARS IN THOUSANDS, EXCEPT AVERAGE LOAN BALANCE)
Beginning loan servicing
  portfolio . . . . . . . . . . . . .    $ 2,206,460    $ 1,303,628  $ 1,105,534   $   234,743   $ 44,380
Add:
  Loans purchased and
   originated by the
   Company for resale . . . . . . . .        727,007        632,281      536,881       687,484    203,087
  Loans purchased by the
   Company for syndication  . . . . .         20,849         25,597       27,354        19,188     16,475
  Mortgage servicing
   purchased (net of sales) . . . . .      (862,569)        618,780     (166,577)      471,587     98,808
                                         -----------    -----------  -----------   -----------   --------
                                         $ 2,091,747    $ 2,580,286  $ 1,503,192   $ 1,413,002   $362,750
Less:
  Amortization  . . . . . . . . . . .       (53,761)       (43,491)     (43,228)      (36,832)    (1,146)
  Prepayments of loans  . . . . . . .      (237,196)      (172,100)    (107,571)     (210,305)    (7,773)
  Loans sold with servicing sold. . .      (199,748)      (158,235)     (48,765)      (60,331)  (119,088)
                                         -----------    -----------  -----------   -----------   --------
Ending loan servicing portfolio . . .    $ 1,601,042    $ 2,206,460  $ 1,303,628   $ 1,105,534   $234,743
                                         ===========    ===========  ===========   ===========   ========

Number of loans serviced
      (end of period) . . . . . . . .         21,248         27,357       16,372        15,900      4,063
Average loan balance  . . . . . . . .    $    75,350    $    80,650  $    79,625   $    69,530   $ 57,776


         The following table sets forth, for the periods indicated, the mortgage delinquency rate of the Company's loan servicing portfolio and information relating to foreclosed properties:

                                    TABLE 7

                                                    FISCAL YEAR ENDED JANUARY 31,
                                         ---------------------------------------------------
                                              1997        1996          1995      1994        1993
                                              ----        ----          ----      ----        ----
Delinquent mortgage loans at--
 Period end:
   30 days:
     Number of loans  . . . . . . . .          684             227         359         259        157
     Percent of total loans . . . . .        3.22%           0.83%       2.19%       1.87%      3.86%
   60 days:
     Number of loans  . . . . . . . .          188              49          97          77         26
     Percent of total loans . . . . .        0.88%           0.18%       0.59%       0.56%      0.64%
   90 days or more:
     Number of loans  . . . . . . . .          339              75         143          43         45
     Percent of total loans . . . . .        1.60%           0.27%       0.87%       0.31%      1.11%
   Total delinquencies:
     Number of loans  . . . . . . . .        1,211             351         599         379        228
     Percent of total loans . . . . .        5.70%           1.28%       3.65%       2.74%      5.61%

Foreclosed Properties:
   Beginning inventory  . . . . . . .          122              84          83          84         34
   Properties acquired  . . . . . . .          106             136          89         122        162
   Ending inventory   . . . . . . . .          113             122          84          83         84
   Aggregate carrying
      value, net (-000's)   . . . . .    $   2,576       $   2,288     $ 1,500   $   1,495   $  1,701
   Average carrying value . . . . . .    $  22,798       $  18,754     $17,854   $  18,012   $ 20,246


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

         The following table shows the growth of the Company's originations and purchases of loans for syndication in pass-through pools during the fiscal years indicated:

                                    TABLE 8

                                                         FISCAL YEAR ENDED JANUARY 31,
                                           ----------------------------------------------------------
                                                1997          1996              1995             1994            1993
                                                ----          ----              ----             ----            ----
Number of Land Contracts
  purchased for syndication . . . . .              855              933           1,002               798             308
Average balance . . . . . . . . . . .     $     24,418     $     23,485    $     22,453      $     17,759    $     31,413
Total amount of Land
  Contracts purchased for
  syndication . . . . . . . . . . . .     $ 20,877,360     $ 21,911,707    $ 22,498,079      $ 14,172,104    $  9,675,388

Number of Mortgage Notes
  purchased for syndication . . . . .               46               78             212               344             260
Average loan balance. . . . . . . . .     $     62,930     $     47,246    $     22,906      $     14,580    $     26,152
Total amount of Mortgage
  Notes purchased for
  syndication . . . . . . . . . . . .     $  2,894,797     $  3,685,207    $  4,856,239      $  5,015,723    $  6,799,612

Total number of loans
  purchased for syndication . . . . .              901            1,011           1,214             1,142             568
Average loan balance  . . . . . . . .     $      6,384     $     25,318    $     22,513      $     16,802    $     29,005
Total amount purchased for
  syndication . . . . . . . . . . . .     $ 23,772,157     $ 25,596,914    $ 27,354,318      $ 19,187,827    $ 16,475,000


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

                                                                 YEAR ENDED JANUARY 31,
                                                   --------------------------------------------------
                                                    1997       1996       1995          1994       1993
                                                    ----       ----       ----          ----       ----
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Data:
Revenues--
 Gain on sale of land  contracts  . . . . . .     $  3,438   $   2,981   $   2,983   $   1,753    $   1,433
 Gain on sale of real estate. . . . . . . . .          708         751          --          67          299
 Gain on sale of real
  estate-related parties  . . . . . . . . . .        7,539       6,530       7,365       4,811        3,249
 Gain on bulk sales of
  servicing rights  . . . . . . . . . . . . .        5,231       4,726       7,475       5,579          997
 Mortgage origination fees and
  gain on sale of mortgages . . . . . . . . .       24,862      14,339       5,584      11,282        6,280
 Servicing fees . . . . . . . . . . . . . . .        8,499       6,244       4,617       1,917          851
 Interest income  . . . . . . . . . . . . . .        8,168       5,903       5,106       3,948          856
 Other  . . . . . . . . . . . . . . . . . . .          481         478         241         177          482
                                                  --------   ---------   ---------   ---------    ---------
   Total revenues . . . . . . . . . . . . . .       58,926      41,951      33,371      29,534       14,393
Expenses  . . . . . . . . . . . . . . . . . .       57,522      40,823      33,547      28,562       13,477
                                                  --------   ---------   ---------   ---------    ---------
   Income (loss) before federal
     income taxes . . . . . . . . . . . . . .        1,404       1,128        (176)        972          916
Provision for federal
  income taxes. . . . . . . . . . . . . . . .          639         512         102         421          330
                                                  --------   ---------   ---------   ---------    ---------

     Net income (loss). . . . . . . . . . . .     $    765   $     616   $    (278)  $     551    $     586
                                                  ========   =========   =========   =========    =========

Net income (loss) per share . . . . . . . . .     $   0.59   $    0.30   $   (1.80)  $    0.98    $    2.01
Ratio of earnings over fixed
  charges (2) . . . . . . . . . . . . . . . .         1.11x       1.13x        n/a        1.20x        1.82x
Earnings (deficiency of earnings)
  over fixed charges  . . . . . . . . . . . .        1,404       1,128        (176)        972          916

Balance Sheet Data:
  Assets--
   Cash . . . . . . . . . . . . . . . . . . .     $  3,097   $   2,730   $   2,931   $   4,782    $   3,699
   Mortgages held for resale  . . . . . . . .       54,430      63,306      15,702      39,250       14,084
   Other  . . . . . . . . . . . . . . . . . .       87,465      69,155      58,479      32,813       10,849
                                                  --------   ---------   ---------   ---------    ---------
     Total assets . . . . . . . . . . . . . .     $144,992   $ 135,191   $  77,112   $  76,845    $  28,632
                                                  ========   =========   =========   =========    =========
  Liabilities--
   Notes payable(3) . . . . . . . . . . . . .     $ 83,975   $  86,598   $  44,843   $  54,549    $  13,824
   11% Subordinated Debentures
     due 1997, 2000 and 2002  . . . . . . . .       15,542       9,174       4,938       4,938        3,171
   10% Subordinated Notes Payable . . . . . .       15,000         ---         ---         ---          ---
  Other . . . . . . . . . . . . . . . . . . .       19,570      29,258      18,041       8,495        6,465
                                                  --------   ---------   ---------   ---------    ---------
     Total liabilities  . . . . . . . . . . .     $134,087   $ 125,030   $  67,822   $  67,982    $  23,460

  Redeemable Common Stock(4)  . . . . . . . .          256         ---         ---         300          300

  Stockholders' equity  . . . . . . . . . . .       10,649      10,161       9,290       8,563        4,872
                                                  --------   ---------   ---------   ---------    ---------
    Total liabilities and
      stockholders' equity  . . . . . . . . .     $144,992   $ 135,191   $  77,112   $  76,845    $  28,632
                                                  ========   =========   =========   =========    =========

Operating Data:
Loan production--
  Number of loans originated  . . . . . . . .       10,107       7,928       8,224       8,910        2,448
  Average loan balance  . . . . . . . . . . .     $     80   $      80   $      69   $      77    $      83
  Total loans originated  . . . . . . . . . .     $809,756   $ 632,281   $ 564,235   $ 687,484    $ 203,087
Number of full-time employees . . . . . . . .          433         412         336         448          202


-------------------
(1) On July 19, 1994 the Company purchased substantially all of the revenue producing activities of Liberty National Mortgage Corporation. See Note 15 of Notes to Consolidated Financial Statements.
(2) The ratio of earnings to fixed charges was computed by dividing (a) net income (loss) for the period plus fixed charges by (b) fixed charges, which consist of interest expense, amortization of debt expense and that portion of rentals that represents interest. The ratio of earnings over fixed charges and preferred dividends was 1.12x, 1.12x, 1.19x, and 1.79x for the years ended January 31, 1997, 1996, 1994, 1993, respectively. Earnings were insufficient to cover fixed charges for the year ended January 31, 1995. The deficiency of earnings over fixed charges and preferred dividends was $0.6 million for the year ended January 31, 1995.
(3)  See Note 3 of Notes to Consolidated Financial Statements.
(4)  See Note 5 of Notes to Consolidated Financial Statements

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K.
(a)  Financial Statements, Schedules and Exhibits

The financial statements and related information filed with this amendment are listed on page F-1, immediately following this page.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                Page
                                                                ----
Report of Independent Certified Public Accountants              F-2
Consolidated Balance Sheets as of January 31, 1997 and 1996     F-3
Consolidated Statements of Operations for the years ended
      January 31, 1997, 1996 and 1995                           F-4
Consolidated Statements of Stockholders' Equity for the years
      ended January 31, 1997, 1996 and 1995                     F-5
Consolidated Statements of Cash Flows for the years ended
      January 31, 1997, 1996 and 1995                           F-6
Notes to Consolidated Financial Statements                      F-9

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



Moore Stephens Doeren Mayhew, P.C.              Grant Thornton LLP
Troy, Michigan                                  Detroit, Michigan
April 28, 1997

(except for earnings per share
data as discussed in Note 1, as
to which the date is May 14, 1997)

                              MCA FINANCIAL CORP.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                JANUARY 31,
                                                            1997            1996
                                                        ------------    ------------
Cash                                                    $  3,096,993    $  2,730,408
Land contracts held-for-resale                            10,351,425      11,484,877
Mortgages held-for-resale                                 54,430,155      63,306,372
Accounts receivable - mortgages sold                      15,489,908             -
Accounts receivable                                       16,997,311       9,722,527
Accounts receivable - related parties                      6,827,285       8,256,090
Mortgage servicing rights - net                           16,324,263      27,293,358
Excess interest spread receivable                          7,987,053             -
Investments                                                2,571,750       2,492,816
Property and office equipment                              5,582,612       4,856,330
Deferred charges and other assets                          5,333,058       5,047,863
                                                        ------------    ------------
        Total assets                                    $144,991,813    $135,190,641
                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Notes payable                                        $ 83,975,834    $ 86,597,703
   Subordinated debentures                                15,542,000       9,174,000
   Subordinated notes payable                             15,000,000             -
   Accounts payable                                       15,705,913      25,206,687
   Accounts payable - related parties                      1,043,842       1,693,311
   Accrued interest and other expenses                     2,419,048       2,058,080
   Deferred federal income tax                               400,000         300,000
                                                        ------------    ------------
        Total liabilities                                134,086,637     125,029,781
                                                        ------------    ------------



COMMITMENTS AND CONTINGENCIES                                    -               -

REDEEMABLE COMMON STOCK                                      256,373             -

STOCKHOLDERS' EQUITY
   Common stock
     Authorized 3,750,000 shares at January 31,
     1997 and 1996. No par, stated value $.01 each.
     Issued and outstanding, 503,281 shares at
     January 31, 1997 and 448,617 shares at
     January 31, 1996                                          5,033           4,486
   Preferred stock (Series A)
     Authorized 350,000 shares, $10 stated value,
     issued and outstanding 203,022 shares at
     January 31, 1997 and 1996                             2,030,220       2,030,220
   Preferred stock (Series B)
     Authorized 750,000 shares, $10 stated value,
     issued and outstanding 336,619 shares at
     January 31, 1997 and 1996                             3,366,190       3,366,190
   Additional paid-in capital                              3,664,976       1,457,251
   Retained earnings                                       1,582,384       1,302,713
                                                        ------------    ------------

        Total stockholders' equity                        10,648,803      10,160,860
                                                        ------------    ------------

        Total liabilities and stockholder's equity      $144,991,813    $135,190,641
                                                        ============    ============

          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                        YEAR ENDED JANUARY 31,
                                                           1997                   1996                    1995
                                                        ----------             -----------             -----------


REVENUES

  Gain on sale of land contracts                       $ 3,437,662             $ 2,981,138             $ 2,983,022
  Gain on sale of real estate                              707,754                 750,800                      --
  Gain on sale of real estate - related parties          7,539,447               6,529,708               7,365,199
  Gain on bulk sales of servicing rights                 5,231,163               4,725,872               7,475,444
  Mortgage origination fees and gain on sale
    of mortgages                                        24,861,881              14,339,220               5,584,454
  Servicing fees                                         8,499,396               6,243,748               4,616,738
  Interest income                                        8,167,899               5,902,714               5,106,041
  Other income                                             481,138                 477,810                 240,783
                                                        ----------              ----------              ----------
        Total revenues                                  58,926,340              41,951,010              33,371,681
                                                        ----------              ----------              ----------

EXPENSES

  Payroll                                               15,775,097              11,955,536              10,985,576
  Interest                                              11,426,082               7,565,044               6,018,518
  Commissions                                            8,257,703               5,929,844               4,591,079
  Professional services                                  1,879,525               1,447,810               1,511,215
  Depreciation                                             687,333                 554,904                 351,964
  Amortization                                           4,869,475               3,259,131               1,924,872
  General and administrative                            14,626,787              10,111,211               8,163,619
                                                        ----------              ----------              ----------
        Total expenses                                  57,522,002              40,823,480              33,546,843
                                                        ----------              ----------              ----------

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                1,404,338               1,127,530                (175,162)

PROVISION FOR FEDERAL INCOME TAXES                         639,000                 512,000                 102,384
                                                        ----------              ----------              ----------

NET INCOME (LOSS)                                      $   765,338             $   615,530             $  (277,546)
                                                        ==========              ==========              ==========
EARNINGS (LOSS) PER SHARE                              $      0.59             $      0.30             $     (1.80)
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
                                ======          ==========      ==========      ==========      ==========      ===========



          See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                        YEAR ENDED JANUARY 31,
                                                                             1997               1996               1995
                                                                           --------           --------           --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $     765,338       $     615,530      $    (277,546)

    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
      Depreciation and amortization                                      5,556,808           3,814,035          2,276,836
      Stock award compensation                                             207,970             165,744             28,237
      Decrease (increase) in land contracts
        held-for-resale                                                  1,133,452          (2,175,379)        (5,439,497)
      Origination and purchase of mortgages
        held-for-resale                                               (794,266,291)       (632,281,000)      (564,235,000)
      Sale of mortgages held-for-resale                                803,142,508         585,277,031        587,782,628
      Increase in accounts receivable -
        mortgages sold                                                 (15,489,908)               --                 --
      Decrease (increase) in accounts receivable                        (7,274,784)          4,432,277         (7,325,104)
      Decrease (increase) in accounts receivable -
        related parties                                                  1,428,805            (986,951)        (1,333,086)
      Increase in excess interest spread receivable                     (7,987,053)               --                 --
      Increase in deferred charges and other assets                     (1,104,199)         (2,123,743)        (1,538,268)
      Increase (decrease) in accounts payable                           (9,500,774)          9,852,602          9,047,933
      Increase (decrease) in accounts payable -
        related parties                                                   (649,469)            193,729            194,211
      Increase in accrued interest and other expenses                      360,968           1,071,831            205,166
      Increase in deferred Federal income taxes                            100,000             100,000             20,000
                                                                     -------------         -----------        -----------
  Net cash provided by (used in) operating activities                  (23,576,629)        (32,044,294)        19,406,510





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

During the year ended January 31, 1996, the Company issued 24,410 shares of common stock to employees and recognized $164,744 in compensation expense. The Company also issued 20,000 shares of common stock to a stockholder/director of the Company in exchange for $600,000 in notes receivable. Prior to January 31, 1996, the notes receivable were assigned to Investor Pass-Through Trusts in satisfaction of amounts due the Trust by MCAFC. In December of 1995, the Company exchanged a $1,000,000 investment in a real estate partnership acquired from a related party in exchange for a reduction in amounts due the Company for an interest in a limited liability company whose primary activity involves providing financing for automobile dealerships. During the year ended January 31, 1996, capital leases totaling $474,077 were entered into for the purchase of various property and equipment.

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

        ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following at:

                                                                                 JANUARY 31,
                                                                            1997             1996
                                                                        -----------        ----------
        Accounts receivable - sales of mortgage servicing rights        $14,136,266        $5,912,243
        Accrued fees and commissions                                        919,155         1,505,378
        Accounts receivable - syndication sales                             154,352           662,577
        Accounts receivable - escrows on closed loans                       983,971           563,061
        Accounts receivable - stockholders                                  233,342           182,679
        Accrued interest                                                    181,420           211,843
        Employee commission draws                                           128,178           113,799
        Other                                                               260,627           570,947
                                                                        -----------        ----------
                                                                        $16,997,311        $9,722,527
                                                                        ===========        ==========

        Accounts receivable - related parties consist mainly of non-interest bearing advances and other administrative charges to Investor Pass-through Trusts and limited partnerships sponsored by the Company, and other related entities.

        Included in accounts receivable - related parties at January 31, 1997 and 1996, respectively, are approximately $571,000 and $793,000 due from an entity owned by certain directors and stockholders of the Company; $1,674,000 and $1,676,000 due from Property Corporation of America
        (PCA), an entity owned by certain directors and stockholders of the Company, and $3,384,000 and $4,568,000 due from investor pass-through trusts and limited partnerships is substantially dependent upon successful syndication of partnership interests and operating cash flows generated by rental operations.

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

         Previously reported earnings (loss) per share amounts have been adjusted to give effect to the preferred stock dividends. The effect of this adjustment was to decrease earnings per share by $1.02, $1.14 and $1.11 for the years ended January 31, 1997, 1996 and 1995, respectively. This change had no effect on reported net income
         (loss) for any of the years presented.


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


         During the years ended January 31, 1997, 1996 and 1995 the Company agreed to pay commissions of $1,968,000, $1,735,000 and $1,315,000, respectively for the acquisition of properties acquired from unrelated third parties to a Company owned by three stockholders of MCAFC. These commissions reduced "Gain on Sale of Real Estate" in the consolidated Statements of Operations.

         MCA earned $36,000 for management fees for administrative services provided to U.S. Mutual Financial Corporation (USMFC) during each of the years ended January 31, 1997, 1996 and 1995, respectively. Certain stockholders of the Company are directors or major stockholders of USMFC.

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

           As of January 31, 1997, a total of 20,002 shares have been awarded and remain unvested. The aggregate number of shares and the years in which they become vested in each of the periods succeeding January 31, 1997 are as follows:


           1998                                          12,168
           1999                                           7,834

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

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 15 - BUSINESS ACQUISITION - CONTINUED


                                          YEAR ENDED JANUARY 31, 1995
                                          ---------------------------
                                       MCAFC            PRO-FORMA       MCAFC
                                    (HISTORICAL)       ADJUSTMENTS   (PRO-FORMA)
                                    ------------       -----------   -----------

REVENUES
   Gain on sale of land contracts    $ 2,983,022       $        -    $ 2,983,022
   Gain on sale of real estate         7,365,199                -      7,365,199
   Gain on bulk sales of servicing
      rights                           7,475,444(1)      1,737,609     9,213,053
   Mortgage origination fees           5,584,454(1)      1,862,821     7,447,275
   Servicing fees                      4,616,738(1)        429,081     5,045,819
   Interest income                     5,106,041(1)        245,634     5,351,675
   Other income                          240,783           128,035       368,818
                                     -----------        ----------    ----------
        Total revenues                33,371,681         4,403,180    37,774,861
                                     -----------        ----------    ----------

EXPENSES
   Payroll                            10,985,576(1)      1,705,338    12,690,914
   Interest                            6,018,518(1)        171,221     6,189,739
   Commissions                         4,591,079(1)        836,669     5,427,748
   Professional services               1,511,215(1)         80,798     1,592,013
   Depreciation                          351,964(1)         49,275       401,239
   Amortization                        1,924,872(1)(2)     110,000     2,034,872
   General administrative              8,163,619           843,557     9,007,176
                                     -----------        ----------    ----------
        Total expenses                33,546,843         3,796,858    37,343,701
                                     -----------        ----------    ----------

INCOME (LOSS) BEFORE FEDERAL
   INCOME TAXES                         (175,162)          606,322       431,160

        Provision (credit) for
          Federal income taxes           102,384(3)        206,149       308,533
                                     -----------        ----------    ----------


NET INCOME (LOSS)                    $  (277,546)       $  400,173    $  122,627
                                     ===========        ==========    ==========
Loss per share                       $     (1.80)       $    (0.12)   $    (0.80)
                                     ===========        ==========    ==========

Summary of Pro-Forma Adjustments:

       (1) To include historical operating results of the Liberty National Mortgage Corporation for the year ended December 31, 1993 and the period ended May 31, 1994. (Certain amounts have been reclassified to conform to the MCAFC historical presentation.)
       (2) Amortization of $500,000 of goodwill over five years.
       (3) Estimated Federal income tax accrual.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1997, 1996 AND 1995

NOTE 15 - BUSINESS ACQUISITION - CONTINUED

        On January 31, 1995, the Company acquired all of the issued and outstanding common stock of RIMCO Realty & Mortgage from RIMCO Financial Corporation (an entity owned by three stockholder of the Company) in exchange for a $945,117 reduction in amounts due the Company. Amounts assigned in the accompanying consolidated balance sheet to assets purchased and liabilities assumed were based on the seller's historical cost which is less than fair value.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                              MCA FINANCIAL CORP.


                              By: /S/ KEITH D. PIETILA
                              -----------------------------------------
                                  Keith D. Pietila
                                  Executive Vice President and
                                  Chief Financial Officer




Dated:  May 20, 1997