Form 10-Q
period 1997-04-30
MCA FINANCIAL CORP /MI/
filed 1997-06-13
CIK 880935

Securities and Exchange Commission
                            Washington, D.C.  20549

                                   Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         for the Quarterly Period ended April 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From-------------to---------------

                        Commission File Number 33-98644

                              MCA FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)

                 Michigan                           38-3014001
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)

                23999 Northwestern Hwy., Southfield, MI   48075
                   (Address of principal executive offices)

                                (810) 358-5555
             (Registrant's Telephone Number, including area code)

                                      N/A
                (Former Name, Former Address, and Former Fiscal
                      Year, if Changed Since Last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES  [X]                    NO   [ ]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: As of April 30, 1997, there were outstanding 525,283 shares of the Issuer's common stock (including shares subject to forfeiture).

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              MCA FINANCIAL CORP.
                          CONSOLIDATED BALANCE SHEET

                                    April 30, 1997         January 31,
                                     (Unaudited)              1997
                                     ------------         ------------
ASSETS
Cash                                 $  1,463,691         $  3,096,993
Land contracts held for resale         15,149,291           10,351,425
Mortgages held for resale              79,265,334           54,430,155
Accounts receivable-mortgages sold     17,634,211           15,489,908
Accounts receivable                     8,823,590           16,997,311
Accounts receivable - related parties   7,089,419            6,827,285
Mortgage servicing rights, net         15,583,119           16,324,263
Excess interest spread receivable      15,338,027            7,907,053
Investments                             2,616,750            2,571,750
Property and office equipment, net      5,765,542            5,582,612
Deferred charges and other assets       5,112,220            5,333,058
                                       ----------           ----------
     Total assets                   $ 173,841,194        $ 144,991,813
                                      ===========          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                       $ 116,043,786        $  83,975,834
Subordinated debentures                12,746,000           15,542,000
Subordinated notes payable             15,000,000           15,000,000
Accounts payable                       15,348,460           15,705,913
Accounts payable-related parties          408,786            1,043,842
Accrued interest and other expenses     2,715,532            2,419,048
Deferred federal income tax               400,000              400,000
                                      -----------          -----------
Total liabilities                     162,662,564          134,086,637
                                      -----------          -----------

COMMITMENTS AND CONTINGENCIES                  --                   --

REDEEMABLE COMMON STOCK                   341,873              256,373
                                        ---------            ---------
STOCKHOLDERS' EQUITY
Common Stock-
  Authorized 3,750,000 shares, no par;
  stated value $.01 each; issued and
  outstanding: 505,281 shares at
  January 31, 1997, and 505,281 shares
  at April 30, 1997                         5,033                5,033
Preferred Stock (Series A)-
  Authorized 500,000 shares, $10 stated
  value; issued and outstanding 203,022
  shares at January 31, 1997, and April
  30, 1997                              2,030,220            2,030,220
Preferred Stock (Series B)-
  Authorized 750,000 shares, $10 stated
  value; issued and outstanding 336,619
  shares at January 31, 1997, and April
  30, 1997                              3,366,190            3,366,190
Additional paid-in capital              3,664,976            3,664,976
Retained earnings                       1,770,338            1,582,384
                                       ----------           ----------
Total stockholders' equity             10,836,757           10,648,803
                                      -----------          -----------
Total liabilities and
 stockholders' equity                $173,841,194         $144,991,813
                                      ===========          ===========

                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            Three Months      Three Months
                                               Ended             Ended
                                           April 30, 1997    April 30, 1996
                                           --------------    --------------
REVENUES
Gain on sale of land contracts             $   533,006        $   600,104
Gain on sale of real estate                    185,745            351,701
Gain on sale of real estate-related parties    959,930          1,690,000
Gain on bulk sales of servicing rights       1,327,868          1,915,486
Mortgage origination fees and gain on
  sale of mortgages                          9,455,573          3,212,184
Servicing fees                               1,661,398          1,700,919
Interest income                              2,377,365          1,661,405
Other income                                   536,609            286,536
                                            ----------         ----------
Total revenues                              17,037,494         11,418,335

EXPENSES
Payroll                                      4,907,286          3,727,558
Interest                                     3,034,937          2,278,810
Commissions                                  2,442,399          1,667,349
Professional services                          956,272            415,293
Depreciation                                   165,944            150,091
Amortization                                 1,075,226          1,125,709
General and administrative                   3,946,057          3,039,049
                                            ----------         ----------
Total expenses                              16,528,121         12,403,859
                                            ----------         ----------
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES      509,373           (985,524)
(Provision) credit for federal income taxes   (200,000)           300,000
                                              --------           --------
NET INCOME (LOSS)                             $309,373          $(685,524)
                                               =======            =======
Earning (loss) per share                         $0.37             $(1.80)
                                                  ====               ====
Weighted average number of
 shares outstanding                            505,281            448,617

                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                      COMPONENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                  Three Months Ended April 30, 1997 and 1996


                                                            Additional
                                   Common       Preferred    Paid-In      Retained
                                   Stock          Stock      Capital      Earnings        Total
                                   ------       ---------   ----------    --------        -----
Balance, January 31, 1996       $   4,486     $ 5,396,410  $ 3,457,251  $1,302,713  $10,160,860

Net loss                               --              --           --    (685,524)    (685,524)

Issuance of common stock               --              --           --          --           --

Preferred stock dividends              --              --           --    (121,411)    (121,411)
                                   ------       ---------    ---------   ---------   ----------
Balance, April 30, 1996         $   4,486     $ 5,396,410  $ 3,457,251  $  495,778  $ 9,353,925
                                   ======       =========    =========   =========   ==========

Balance, January 31, 1997       $   5,033     $ 5,396,410  $ 3,664,976  $1,582,384  $10,648,803

Net income                             --              --           --     309,373      309,373

Issuance of common stock               --              --           --          --           --

Preferred stock dividends              --              --           --    (121,419)    (121,419)
                                   ------      ----------    ---------   ---------   ----------
Balance, April 30, 1997         $   5,033     $ 5,396,410  $ 3,664,976  $1,770,338  $10,836,757

                               See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                        Three Months       Three Months
                                           Ended               Ended
                                       April 30, 1997     April 30, 1996
                                       --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $  309,373        $  (685,524)
Adjustments to reconcile net income to
  net cash used in operating activities:
Depreciation and amortization              1,241,170          1,275,800
(Increase) decrease in land contracts
  held for resale                         (4,797,866)         1,969,267
Increase in mortgages held for resale    (24,835,179)       (11,636,003)
Decrease in mortgages sold                (2,144,303)                --
Decrease in accounts receivable            8,173,721          1,198,325
(Increase) decrease in accounts
  receivable - related parties              (262,134)          (607,042)
Decrease in interest spread receivable    (7,350,974)                --
(Increase) decrease in deferred charges
  and other assets                           (78,130)          (121,313)
Decrease in accounts payable                (357,453)        (6,009,149)
(Increase) decrease in accounts payable -
  related parties                           (635,056)           874,336
Increase (decrease) in accrued expenses      296,484           (920,314)
                                          ----------          ---------
Net cash used in operating activities    (30,440,347)       (14,661,617)
                                          ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of purchased servicing rights           (35,114)         3,601,249
Capital expenditures                        (348,874)          (145,036)
(Increase) decrease in investments           (45,000)            51,000
                                           ---------          ---------
Net cash provided by (used in)
  investing activities                      (428,988)         3,507,213
                                           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable              219,316,430        222,399,737
Payments on notes payable               (187,248,478)      (214,220,028)
Net proceeds from subordinated
  debentures                              (2,796,000)         1,327,000
Increase in redeemable common stock           85,500                 --
Dividends on preferred stock                (121,419)          (121,411)
                                         -----------        -----------
Net cash provided by financing
  activities                              29,236,033          9,385,298
                                         -----------        -----------
Net decrease in cash                      (1,633,302)        (1,769,106)
Cash at beginning of period                3,096,993          2,730,408
                                         -----------        -----------
Cash at end of period                    $ 1,463,691        $   961,302
                                           =========           ========

                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                  Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of April 30, 1997 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three months ended April 30, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30, 1997 and for the three months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1997 MCA Financial Corp. Annual Report on Form 10-K.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

         The Company's primary financing needs are for mortgage banking activities, loan funding activities, operating cash flows and the purchase of mortgage servicing rights.

         Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. The Company also provides funding for loans by using a technique known as "table funding" which is common in the mortgage banking industry. In this case, funds are advanced directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past quarter, the Company financed approximately 95% of its mortgage originations using its warehouse lines of credit and approximately 5% with table funding sources.

         The Company currently has a $115 million loan agreement with Texas Commerce Bank N.A. This revolving warehousing line of credit provides financing for funding and originating a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages and land contracts. Interest on bank borrowings are based on LIBOR plus 0.85% to 2.5% depending on the type of loan. Mortgage loans held for resale are pledged as collateral. This facility is scheduled to expire on September 3, 1997. The Company also has a $10 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber"). Interest on borrowings under this facility are based on LIBOR plus 1.5%. This facility is scheduled to expire on November 1, 1997. The Company expects to renew these warehousing lines of credit upon their respective expirations. At April 30, 1997 a total of $90.8 million was outstanding under these facilities.

         The Company has a $15 million loan and financing agreement with the Board of Trustees of the Detroit Policemen and Firemen Retirement System. This subordinated term loan has been provided to expand the Company's non-conforming lending business. Interest on this borrowing is 10% per annum and is payable quarterly. Commencing July 1, 2001 equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 20, 2006. Under conditions of this agreement, the lender was issued 30,197 shares of the Company's common stock. This represented 6% of the outstanding unrestricted shares at July 18, 1996. As part of the agreement the lender has the right to "put" these shares back to the Company on August 1, 2006 or upon default under a number of different scenarios.

         The Company utilizes mortgage loan repurchase agreements with Paine Webber pursuant to which Paine Webber purchases mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

         The Company utilizes a strategy of retaining servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the company utilizes four funding sources; proceeds from a $4.9 million debenture offering that was completed in July 1993, a bank credit facility, which was first made available to the Company in April 1993, and proceeds from two additional $10 million and $6 million debenture offerings. The $4.9 million and the $10.0 million series of debentures, as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income. The credit facility, which is currently at $28.5 million, is with Comerica Bank and is enhanced by a stand-by Note Purchase Agreement between Comerica Bank and the Detroit Policemen and Firemen Retirement System (the "Fund") whereby the Fund has agreed to provide payment to Comerica Bank upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 3, 2000. At April 30 1997, $19.5 million was outstanding under the Comerica Bank credit facility.

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

         The Company has $1.0 million available under a credit facility with a commercial bank for the acquisition and rehabilitation of residential real property prior to resale. At April 30, 1997, $370,000 was outstanding under this facility.

         During the first quarter of fiscal 1998 the Company's operating activities used $30.4 million. Of this, $24.8 million was used to fund the increase in mortgages held for resale. The Company also used $7.4 million and $4.8 million to increase interest spread receivable and land contracts held for resale, respectively. The significant increase in mortgages and land contracts held for resale during the quarter ended April 30, 1997, compared to the quarter ended April 30, 1996, was primarily due to strong loan orginations and the timing of funding from third party investors during the month of April 1997. The $8.2 million decrease in accounts receivable is attributable to the settlement of amounts owing under a large bulk sale of servicing rights that took place in fiscal 1997 and was reflected as a receivable January 31, 1997. The Company's investing activities in the three months ended April 30, 1997 used $400,000. Cash flows from financing activities provided $29.2 million. Proceeds in excess of payments on notes payable provided $32.1 million. This was offset by a net $2.8 million decrease in subordinated debentures. This resulted from the maturity of $4.9 million of the Company's debentures due in March 1997 and the additional issuance of $2.1 million principal amount of the Company's Series 1996 Debentures.

Results of Operations

Overview

         The Company recognized $309,373 in net income for the three months ended April 30, 1997 as compared to a net loss of $685,524 for the three months ended April 30, 1996. While total origination volume decreased during the first quarter of fiscal 1998, origination volume of non-conforming mortgages increased significantly. The Company has committed substantial resources to developing this business line and has 9 lending centers specializing in these types of mortgages.

Revenues

         For the three months ended April 30, 1997 as compared to three months ended April 30, 1996 total revenues increased 49% to $17.0 million from $11.4 million. Gains on sales of land contracts were consistent, decreasing $67,098 to $533,006 from $600,104 for the quarters ending April 30, 1997 and 1996, respectively. Total gains on sale of real estate decreased 44% to $1,145,675 for the quarter ended April 30, 1997 as compared to $2,041,701 during quarter ended April 30, 1997. This directly results from the decrease in homes sold from 200 in the first quarter of fiscal 1997 to 107 in the first quarter of fiscal 1998. The Company recognized $1,327,868 in gains on bulk sales of servicing rights during the quarter ended April 30, 1997, a $587,618 decrease from the $1,915,486 recognized for the quarter ended April 30, 1996. This 31% decrease corresponds with the decrease on conforming loan originations to $121 million from $214 million during the first quarter of fiscal 1998 and 1997, respectively. A significant portion of the conforming loan production in the first quarter of fiscal 1997 were refinancings, resulting from the declining interest rate environment that existed at the time. While overall mortgage production decreased from $240 million in the first quarter of fiscal 1997 to $207 million in the first quarter of fiscal 1998, mortgage origination fees and gains on sale of mortgages increased from $3,212,184 to $9,455,573 over the same periods. This directly resulted from the increase in non-conforming loan production of $60 million, from $26 million during the quarter ended April 30, 1996 to $86 million during the quarter ended April 30, 1997. The Company expects that the mix of loan production volume will continue to shift to non-conforming loans which generate more revenues and higher margins, as its sales force continues to become experienced in this type of product. Servicing fees were consistent during the quarters ended April 30, 1997 and 1996, at $1,661,398 and $1,700,919, respectively. Interest income increased 43%, or $715,960, from $1,661,405 during the first quarter of fiscal 1997 to $2,377,365 during the first quarter of fiscal 1998. This resulted primarily from increased production in non-conforming loans that were held prior to resale. These loans typically carry interest rates that are higher than rates on conforming loans.

Expenses

         Payroll and commissions increased $1,954,778, or 36% to $7,349,685 from $5,394,907 for the quarters ended April 30, 1997 and 1996 respectively. As a percentage of revenue, payroll and commissions dropped to 43% from 47% for these periods. The decrease results from the change in the Company's production mix and technological advancements. Interest expense increased to $3,034,937 from $2,278,810 for the quarter ended April 30, 1997 and 1996, respectively, resulting from a higher interest rate environment in general, interest on the $15 million subordinated debt and the higher interest rate the Company is required to pay its warehouse lenders on non-conforming mortgages. Depreciation and amortization were consistent during the first quarters of fiscal 1998 and 1997. General and administrative expenses were $3,946,057 for the three months ended April 30, 1997 as compared to $3,039,049 for the quarter ended April 30, 1996. As a percentage of revenue, general and administrative expenses decreased to 23% from 27% over the same periods. This resulted from a greater percentage of higher margin non-conforming loans. As of April 30, 1997 the Company had mortgage origination employees in 34 locations as compared to 35 locations at April 30, 1996.


                         PART II -- OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

         (a)     Exhibits--  The following exhibit is filed with this report:


         Ex. No.      Description
         27           Financial Data Schedule (EDGAR filing only)

         (b)     Reports on Form 8-K:

         The Company was not required to file any current reports on Form 8-K during the quarter ended April 30, 1997.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MCA FINANCIAL CORP.



Date:   June 13, 1997        By: /S/ PATRICK D. QUINLAN
                                 Patrick D. Quinlan, Chairman
                                 (Principal Executive Officer)


Date:   June 13, 1997        By: /S/ KEITH D. PIETILA
                                 Keith D. Pietila,
                                 Executive Vice President
                                 (Principal Financial and Accounting
                                 Officer)