Form 10-Q
period 1997-07-31
MCA FINANCIAL CORP /MI/
filed 1997-09-15
CIK 880935

                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                   Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
      for the Quarterly Period ended July 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From-------------to---------------


                        Commission File Number 33-98644

                              MCA FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)


               Michigan                          38-3014001
     (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

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

                    YES [XX]                      NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of July 31, 1997, there were outstanding 581,728 shares of the issuer's common stock (including shares subject to forfeiture).

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                              MCA FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 July 31,1997   January 31,
                                                                  (Unaudited)      1997
                                                                 ------------  ------------

Cash                                                             $  1,482,176  $  3,096,993
Land contracts held for resale                                     12,754,933    10,351,425
Mortgages held for resale                                          93,017,837    54,430,155
Accounts receivable - mortgages sold                               19,838,020    15,489,908
Accounts receivable                                                 8,207,161    16,997,311
Accounts receivable - related parties                               8,599,252     6,827,285
Mortgage servicing rights, net                                     12,413,772    16,324,263
Excess interest spread receivable                                  18,541,878     7,987,053
Investments                                                         2,714,742     2,571,750
Property and office equipment, net                                  5,844,946     5,582,612
Deferred charges and other assets                                   6,169,976     5,333,058
                                                                 ------------  ------------
                        Total assets                             $189,584,693  $144,991,813
                                                                 ============  ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY


Notes payable                                                    $120,372,278  $ 83,975,834
Subordinated debentures                                            13,954,000    15,542,000
Subordinated notes payable                                         15,000,000    15,000,000
Accounts payable                                                   22,488,415    15,705,913
Accounts payable-related parties                                      879,523     1,043,842
Accrued interest and other expenses                                 4,242,095     2,419,048
Deferred federal income tax                                           400,000       400,000
                                                                 ------------  ------------
                        Total liabilities                         177,336,311   134,086,637
                                                                 ------------  ------------

COMMITMENTS AND CONTINGENCIES                                               -             -
REDEEMABLE COMMON STOCK                                               427,373       256,373
                                                                 ------------  ------------
STOCKHOLDERS EQUITY
 Common Stock
 Authorized 3,750,000 shares
 No par, stated value $.01 each
 Issued and outstanding 503,281 shares at
 January 31, 1997 and 513,283 shares at
 July 31, 1997                                                          5,133         5,033
Preferred Stock (Series A)
 Authorized 500,000 shares, $10 stated value
 Issued and outstanding 203,022 shares at
 January 31, 1997 and July 31, 1997                                 2,030,220     2,030,220
Preferred Stock (Series B)
 Authorized 750,000 shares, $10 stated value
 Issued and outstanding 336,619 shares at
 January 31, 1997 and July 31, 1997                                 3,366,190     3,366,190
Additional paid-in capital                                          3,750,893     3,664,976
Retained earnings                                                   2,668,573     1,582,384
                                                                 ------------  ------------
                        Total stockholders equity                  11,821,009    10,648,803
                                                                 ------------  ------------
                        Total liability and stockholders equity  $189,584,693  $144,991,813
                                                                 ============  ============



                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                           Three Months   Three Months   Six Months    Six Months
                                              Ended           Ended        Ended         Ended
                                           July 31,1997   July 31,1996  July 31,1997  July 31,1996
                                           ------------   ------------  ------------  ------------
REVENUES
Gain on sale of land contracts              $   804,766    $ 1,044,212   $ 1,337,772   $ 1,644,316
Gain on sale of real estate                     119,376        494,797       305,121       846,498
Gain on sale of real estate-related parties   1,063,963      2,295,779     2,023,893     3,985,779
Gain on bulk sales of servicing rights        1,810,892      1,377,831     3,138,760     3,293,317
Mortgage origination fees and gain on
 sale of mortgages                           15,840,446      5,495,291    25,296,019     8,707,475
Servicing fees                                1,303,428      2,177,996     2,964,826     3,878,915
Interest income                               2,187,712      2,253,588     4,565,077     3,914,993
Other income                                    229,089       (118,553)      765,698       167,983
                                            -----------    -----------   -----------   -----------

      Total revenues                         23,359,672     15,020,941    40,397,166    26,439,276
                                            -----------    -----------   -----------   -----------
EXPENSES
Payroll                                       4,514,159      3,798,286     9,421,445     7,525,844
Interest                                      3,332,482      2,817,347     6,367,419     5,096,157
Commissions                                   3,123,721      2,104,602     5,566,120     3,771,951
Professional services                         1,110,778        517,736     2,067,050       933,029
Depreciation                                    190,130        153,432       356,074       303,523
Amortization                                  2,577,870      1,178,787     3,653,096     2,304,496
General and administrative                    7,010,878      3,352,324    10,956,935     6,391,373
                                            -----------    -----------   -----------   -----------

      Total expenses                         21,860,018     13,922,514    38,388,139    26,326,373
                                            -----------    -----------   -----------   -----------

      INCOME BEFORE FEDERAL
       INCOME TAXES                           1,499,654      1,098,427     2,009,027       112,903

Provision for federal
 income taxes                                   480,000        330,000       680,000        30,000
                                            -----------    -----------   -----------   -----------

      NET INCOME                            $ 1,019,654    $   768,427   $ 1,329,027   $    82,903
                                            ===========    ===========   ===========   ===========

Earning <loss> per share                    $      1.75    $      1.33   $      2.14   $      (.08)
                                            ===========    ===========   ===========   ===========

Weighted average number of
 shares outstanding                             513,283        485,146       508,282       462,776
                                            ===========    ===========   ===========   ===========


                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY
                                  (Unaudited)

                     Six Months Ended July 31, 1997 and 1996



                                                             Additional
                                     Common   Preferred       Paid-In           Retained
                                     Stock      Stock         Capital           Earnings            Total
                                     ------  ----------     ------------      ------------       ------------
Balance, January 31, 1996            $4,486  $5,396,410     $  3,457,251      $  1,302,713       $ 10,160,860


Net income                                -           -                -            82,903             82,903
Issuance of common stock                515           -          204,909                 -            205,424
Preferred stock dividends                 -           -                -          (242,829)          (242,829)
                                     ------  ----------     ------------      ------------       ------------
Balance, July 31, 1996               $5,001  $5,396,410     $  3,662,160      $  1,142,787       $ 10,206,358
                                     ======  ==========     ============      ============       ============


Balance, January 31, 1997            $5,033  $5,396,410     $  3,664,976      $  1,582,384       $ 10,648,803


Net income                                -           -                -         1,329,027          1,329,027
Issuance of common stock                100           -           85,917                 -             86,017
Preferred stock dividends                 -           -                -          (242,838)          (242,838)
                                     ------  ----------     ------------      ------------       ------------

Balance, July 31, 1997               $5,133  $5,396,410     $  3,750,893      $  2,668,573       $ 11,821,009
                                     ======  ==========     ============      ============       ============









                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Six Months        Six Months
                                                             Ended            Ended
                                                          July 31,1997     July 31,1996
                                                       ---------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                               $  1,329,027     $     82,903
Adjustments to reconcile net income to
 net cash used in operating activities:
Depreciation and amortization                               4,009,170        2,608,019
Stock award compensation                                       86,017                -
(Increase) decrease in land contracts held for resale      (2,403,508)       1,873,809
(Increase) decrease in mortgages held for resale          (38,587,682)      17,752,047
Increase in mortgages sold                                 (4,348,112)               -
Decrease in accounts receivable                             8,790,150        2,779,413
(Increase) decrease in accounts receivable -
 related parties                                           (1,771,967)          18,620
Increase in interest spread receivable                    (12,082,710)               -
Increase in deferred charges and
 other assets                                              (1,261,381)        (650,762)
Increase in accounts payable                                6,782,502          431,495
(Increase) decrease in accounts payable -
 related parties                                             (164,319)         268,086
Increase (decrease) in accrued expenses                     1,823,047         (632,846)
                                                       --------------   --------------

        Net cash provided by (used in)                    (37,799,766)      24,530,784
         operating activities                          --------------   --------------


CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in mortgage servicing rights                      (140,792)     (19,335,464)
Proceeds from sale of mortgage servicing rights             2,521,535       10,602,050
Capital expenditures                                         (618,408)        (643,558)
(Increase) decrease in investments                           (142,992)           8,625
Real estate acquisitions                                            -           (9,010)
                                                       --------------   --------------

         Net cash provided by (used in)
          investing activities                              1,619,343       (9,377,357)
                                                       --------------   --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                               435,392,628      449,476,350
Payments on notes payable                                (398,996,184)    (474,565,221)
Proceeds from subordinated notes payable                            -        7,829,529
Net proceeds from subordinated debentures                  (1,588,000)       2,473,000
Dividends on preferred stock                                 (242,838)        (242,829)
                                                       --------------   --------------

        Net cash provided by (used in)                     34,565,606      (15,029,171)
         financing activities                          --------------   --------------


Net increase (decrease) in cash                            (1,614,817)         124,256

Cash at beginning of period                                 3,096,993        2,730,408
                                                       --------------   --------------

Cash at end of period                                    $  1,482,176     $  2,854,664
                                                       ==============   ==============



                See notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of July 31, 1997 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three and six months ended July 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31, 1997 and for the three and six months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1997 MCA
Financial Corp. Annual Report on Form   10-K.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


NOTE ON FORWARD-LOOKING INFORMATION

     This report includes "forward-looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "expects", "should", "anticipates" or similar terms are intended to identify "forward-looking" statements, which involve risks and uncertainties. Although the Company believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expected results. All forward-looking statements included in this report are qualified by factors that could cause actual results to differ materially from those expressed. Such factors include, but are not limited to, changes in interest rates and real estate markets generally, the Company's ability to attract and retain qualified personnel to develop its non-conforming lending business, the availability and cost of financing sources, increasing competition in existing markets and businesses and the retention of key executives and management personnel. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions of such forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

     The Company currently has a $115 million revolving loan agreement with Texas Commerce Bank, N.A. This warehousing line of credit provides financing for funding and originating a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages and land contracts. Interest on bank borrowings are based on LIBOR plus 0.85% to 2.5% depending on the type of loan. Mortgage loans held for resale are pledged as collateral. This facility expired on September 3, 1997. The Company has continued to operate under the terms of the expired agreement and expects a new agreement to be in place by the end of its third quarter. The Company also has a $20 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. ("Paine Webber"). Interest on borrowings under this facility are based on LIBOR plus 1.5%. This facility is scheduled to expire on November 1, 1997. The Company expects to renew these warehousing lines of credit upon its respective expiration. At July 31, 1997 a total of $93.6 million was outstanding under these facilities.

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

     The Company utilizes mortgage loan repurchase agreements with Paine Webber Real Estate Securities, Inc. and Prudential Securities Realty Funding Corporation pursuant to which Paine Webber and Prudential purchase mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

     The Company utilizes a strategy of retaining servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the company utilizes three funding sources; a bank credit facility, which was first made available to the Company in April 1993, and proceeds from $10 million and $6 million debenture offerings. The $10.0 million series of debentures, as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income. The credit facility, which is currently at $28.5 million, is with Texas Commerce Bank, N.A. and is enhanced by a stand-by Note Purchase Agreement between Texas Commerce Bank, N.A. and the Detroit Policemen and Firemen Retirement System (the "Retirement Fund") whereby the Retirement Fund has agreed to provide payment to Texas Commerce Bank, N.A. upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Retirement Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 3, 2000. At July 31, 1997, $18.2 million was outstanding under the Texas Commerce Bank, N.A. credit facility.

     As it does with its mortgage banking activities, the Company also has a need to finance loan funding activities with respect to its land contract and mortgage syndication business until such time as these loans are packaged and sold to investors. The principal sources of this financing are two limited partnerships which have been established in order to provide up to $4 million for this purpose. These partnerships will terminate in December 1997. The Company also has $4 million available as part of its $115 million facility with Texas Commerce Bank. The Company is considering several alternatives to extend or replace these financing sources at the time of their respective terminations. There is no assurance that the Company will be successful in extending or replacing these financing sources, however.

     The Company has $1.0 million available under a credit facility with a commercial bank for the acquisition and rehabilitation of residential real property prior to resale. At July 31, 1997, approximately $713,000 was outstanding under this facility.

     During the first six months of fiscal 1998 the Company's operating activities used $37.8 million. Of this, $38.5 million was used to fund increases in mortgages held for resale. The Company also used $12.1 million to increase the balance of interest spread receivable. These uses of cash were partially offset by an $8.8 million decrease in accounts receivable and a $6.8 million increase in accounts payable.

Investing activities provided $1.6 million during the six months ended July 31, 1997. This primarily is the result of bulk sales of the Company's servicing rights. Cash flows from financing activities provided $34.6 million. Proceeds in excess of payments on notes payable provided $36.4 million. This was offset by a net $1.6 million decrease in subordinated debentures.

RESULTS OF OPERATIONS

OVERVIEW

     The Company recognized $1,329,027 in net income for the six months ended July 31, 1997 as compared to $82,903 of net income for the six months ended July 31, 1996. Net income increased substantially while total loan origination volume decreased during the first half of fiscal 1998. While overall loan originations were down, originations of more profitable non-conforming loans increased significantly. The Company continues to focus its business on the expansion of this non-conforming loan business plan and has committed substantial resources to developing this business.

REVENUES

     Overall revenues for the six months ended July 31, 1997 increased 53% to $40,397,166 as compared to $26,439,276 for the six months ended July 31, 1996. Gains on sales of land contracts decreased 19% to $1,337,772 from $1,644,316 for the six months ended July 31, 1997 and 1996, respectively. The Company does not believe this represents a significant trend and by year-end the gains recorded in fiscal 1998 should exceed fiscal 1997. Overall gains on sale of real estate were $2,329,014 and $4,832,277 for the six months ended July 31, 1997 and 1996, respectively. This 52% decrease reflects increased competition in the markets in which the Company competes and the shift of Company resources into developing its non-conforming lending business. Gains on bulk sales of servicing rights of $3,138,760 for the first half of fiscal 1998 were consistent with the $3,293,317 recorded in the first half of fiscal 1997. Mortgage origination fees and gain on sale of mortgages increased $16,588,544, or 191% from $8,707,475 for the six months ended July 31, 1996 to $25,296,019 for the six months ended July 31, 1997. Total origination volume actually dropped in the first half of fiscal 1998 to $442 million from $476 million in a like period of fiscal 1997. Origination volume of non-conforming loans, however, increased 236% from $53 million to $179 million for the six months ended July 31, 1996 and 1997, respectively. The Company expects that the mix of loan production volume will continue to shift to non-conforming loans, which generate more revenues and higher margins, as its sales force continues to develop experience with this type of product. Servicing fees decreased to $2,964,826 for the six months ended July 31, 1997 as compared to $3,878,915 for the six months ended July 31, 1996. This results from bulk sales of previously acquired servicing rights. Interest income increased 17% to $4,565,077 from $3,914,993 for the six months ended July 31, 1997 and 1996, respectively. This resulted primarily, from increased production of higher note rate non-conforming loans held prior to resale.

EXPENSES

     Payroll and commissions increased $3,689,770, or 33%, to $14,987,565 from $11,297,795 for the six months ended July 31, 1997 and 1996, respectively. As a percentage of revenue, payroll and commissions dropped to 37% from 43%. This was due primarily to the change in the Company's production mix. Interest expense increased $1,271,262, or 25%, to $6,367,419 for the six months ended July 31, 1997 as compared to $5,096,157 for the six months ended July 31, 1996. The increase resulted from a higher interest rate environment in general, interest on the $15,000,000 subordinated notes issued to the Retirement Fund and the higher interest rates the Company is required to pay its warehouse lenders on non-conforming mortgages. Professional services increased significantly to $2,067,050 for the first half of fiscal 1998 as compared to

$933,029 during the first half of fiscal 1997.  The majority of this increase related to fees associated with selling a significant portion of the Company's non-conforming production to a third party for purposes of
securitization.   The Company did not engage in this type of transaction in the first half of fiscal 1997. The $1,348,600 increase in amortization to $3,653,096 from $2,304,496 for the six months ended July 31, 1997 and 1996, respectively, relates to amortization of excess interest spread receivable. This type of asset was not on the Company's balance sheet at July 31, 1996. General and administrative expenses were $10,956,935 for the six months ended July 31, 1997 as compared to $6,391,373 during the six months ended July 31, 1996. As a percentage of revenue, general and administrative expenses increased to 27% from 24% over the same periods. This resulted from setting up $2.9 million in reserves on the Company's excess interest spread receivable during the six months ended July 31, 1997.


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


          (a) The Company held its Annual Shareholder's meeting on June 4, 1997.

          (b) At the Annual Shareholder's meeting, Thomas P. Cronin and Lee P. Wells were elected as directors for an additional three year term. Patrick D. Quinlan, D. Michael Jehle and C. Thompson Wells, Jr. continue to serve as directors for the remainder of their three year terms ending on the date of the Company's Annual Shareholder's meeting in 1998 and Keith D. Pietila and James B. Quinlan continue to serve as directors for the remainder of their three year terms ending on the date of the Company's Annual Shareholder's meeting in 1999.

          (c) There were no matters voted upon at the Company's Annual Shareholder's meeting other than the election of directors.
              Each director received 423,146 votes representing all of the shares present at the Annual Shareholder's meeting. There were no votes cast against any director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:  The following exhibit is filed with this report:

              10.1 Revolving Credit Loan agreement, dated June 30, 1997 by and among the Company and its subsidiaries and Texas Commerce Bank, N.A.

              10.2 Mortgage Purchase and Sale Agreement, commencing March 1, 1997 by and among the Company and its subsidiaries and Prudential Securities Realty Funding Corporation.

              27    Financial Data Schedule

          (b) Reports on Form 8-K:

              The Company was not required to file any current reports on Form 8-K during the quarter ended July 31, 1997.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MCA FINANCIAL CORP.


 Date:   September 12, 1997             By: /s/ Patrick D. Quinlan
                                           ------------------------------------
                                                Patrick D. Quinlan,
                                                Chairman
                                                (Principal Executive Officer)



 Date:   September 12, 1997             By: /s/ Keith D. Pietila
                                           ------------------------------------
                                                Keith D. Pietila,
                                                Executive Vice President
                                                (Principal Financial and
                                                Accounting Officer)

                                Exhibit Index
                                -------------


Exhibit No.     Description
-----------     -----------
10.1            Revolving Credit Loan agreement, dated June 30, 1997 by and among the
                Company and its subsidiaries and Texas Commerce Bank, N.A.

10.2            Mortgage Purchase and Sale Agreement, commencing March 1, 1997 by and among the Company and its subsidiaries and Prudential Securities Realty
                Funding Corporation.

27              Financial Data Schedule