Form 10-Q
period 1997-10-31
MCA FINANCIAL CORP /MI/
filed 1997-12-15
CIK 880935

                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                   Form 10-Q



       [X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
             for the Quarterly Period ended October 31, 1997

       [ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period From ______________to ______________


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

                                 (248) 358-5555
              (Registrant's Telephone Number, including area code)

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

                 YES [XX]                        NO [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of October 31, 1997, there were outstanding 581,728 shares of the issuer's common stock (including shares subject to forfeiture).

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MCA FINANCIAL CORP.
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                October 31,1997            January 31,
                                                                                  (Unaudited)                 1997
                                                                                ---------------           ------------
      Cash                                                                      $     3,713,106           $  3,096,993
      Land contracts held for resale                                                 18,248,802             10,351,425
      Mortgages held for resale                                                     144,124,004             54,430,155
      Accounts receivable - mortgages sold                                            1,577,718             15,489,908
      Accounts receivable                                                            22,654,475             16,997,311
      Accounts receivable - related parties                                           8,595,130              6,827,285
      Mortgage servicing rights, net                                                  5,250,657             16,324,263
      Excess interest spread receivable                                              17,801,421              7,987,053
      Investments                                                                     2,794,426              2,571,750
      Property and office equipment, net                                              5,886,663              5,582,612
      Deferred charges and other assets                                               6,128,980              5,333,058
                                                                                ---------------           ------------
                      Total assets                                              $   236,775,382           $144,991,813
                                                                                ===============           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

      Notes payable                                                             $   174,318,336           $ 83,975,834
      Subordinated debentures                                                        15,126,000             15,542,000
      Subordinated notes payable                                                     15,000,000             15,000,000
      Accounts payable                                                               13,705,039             15,705,913
      Accounts payable-related parties                                                  669,008              1,043,842
      Accrued interest and other expenses                                             4,581,098              2,419,048
      Deferred federal income tax                                                       400,000                400,000
           Total liabilities                                                    ---------------           ------------
                                                                                    223,799,481            134,086,637
                                                                                ---------------           ------------

      COMMITMENTS AND CONTINGENCIES                                                           -                      -
      REDEEMABLE COMMON STOCK                                                           512,873                256,373
                                                                                ---------------           ------------
      STOCKHOLDERS EQUITY
      Common Stock
        Authorized 3,750,000 shares
        No par, stated value $.01 each
        Issued and outstanding 503,281 shares at
        January 31, 1997 and 513,283 shares at
        October  31, 1997                                                                 5,133                  5,033
      Preferred Stock (Series A)
        Authorized 500,000 shares, $10 stated value
        Issued and outstanding 203,022 shares at
        January 31, 1997 and October 31, 1997                                         2,030,220              2,030,220
      Preferred Stock (Series B)
        Authorized 750,000 shares, $10 stated value
        Issued and outstanding 336,619 shares at
        January 31, 1997 and October 31, 1997                                         3,366,190              3,366,190
      Additional paid-in capital                                                      3,750,893              3,664,976
      Retained earnings                                                               3,310,592              1,582,384
                                                                                ---------------           ------------
           Total stockholders equity                                                 12,463,028             10,648,803
                                                                                ---------------           ------------
           Total liability and stockholders equity                              $   236,775,382           $144,991,813
                                                                                ===============           ============


                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)






                                                Three Months       Three Months      Nine Months       Nine Months
                                                    Ended              Ended            Ended             Ended
                                               October 31, 1997   October 31, 1996  October 31, 1997  October 31, 1996
                                               ----------------   ----------------  ----------------  ----------------
REVENUES

Gain on sale of land contracts                 $ 1,269,790        $ 1,037,081       $ 2,607,562        $ 2,681,397
Gain on sale of real estate                        114,495            701,032           419,616          1,547,530
Gain on sale of real estate-related parties        709,000          1,090,236         2,732,893          5,076,015
Gain on bulk sales of servicing rights           1,359,112          1,133,761         4,497,872          4,427,078
Mortgage origination fees and gain on
 sale of mortgages                               9,664,437          7,322,288        34,960,456         16,029,763
Servicing fees                                   1,022,961          2,174,464         3,987,790          6,053,379
Interest income                                  3,509,886          1,943,182         8,074,963          5,858,175
Other income                                       451,859            109,431         1,217,554            277,414
                                               -----------        -----------       -----------        -----------

      Total revenues                            18,101,540         15,511,475        58,498,706         41,950,751
                                               -----------        -----------       -----------        -----------


EXPENSES

Payroll                                          4,479,892          4,162,242        13,901,337         11,688,086
Interest                                         4,218,721          3,421,741        10,586,140          8,517,898
Commissions                                      3,847,145          2,288,106         9,413,265          6,060,057
Professional services                              843,438            321,092         2,910,488          1,254,121
Depreciation                                       126,954            161,510           483,028            465,033
Amortization                                     2,589,869          1,460,505         6,242,965          3,765,001
General and administrative                       1,110,737          3,460,480        12,067,672          9,851,853
                                               -----------        -----------       -----------        -----------

      Total expenses                            17,216,756         15,275,676        55,604,895         41,602,049
                                               -----------        -----------       -----------        -----------

INCOME BEFORE FEDERAL
       INCOME TAXES                                884,784            235,799         2,893,811            348,702

Provision for federal
income taxes                                       120,000             70,000           800,000            100,000
                                               -----------        -----------       -----------        -----------

      NET INCOME                               $   764,784        $   165,799       $ 2,093,811        $   248,702
                                               ===========        ===========       ===========        ===========

Earning <loss> per share                       $      1.25        $       .09       $      3.39        $      (.25)
                                               ===========        ===========       ===========        ===========

Weighted average number of
 shares outstanding                                513,283            490,560           509,949            472,150
                                               ===========        ===========       ===========        ===========





                 See notes to consolidated financial statements

                              MCA FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY
                                  (Unaudited)


                 Nine Months Ended October 31, 1997 and 1996



                                                                       Additional
                             Common           Preferred                 Paid-In                 Retained
                             Stock              Stock                   Capital                 Earnings                 Total
                             ------           ---------               ----------               ---------                 -----
Balance, January 31, 1996    $  4,486          $5,396,410              $3,457,251              $1,302,713          $   10,160,860


Net income                          -                   -                       -                 248,702                 248,702
Issuance of common stock          545                   -                 233,185                       -                 233,730
Preferred stock dividends           -                   -                       -                (365,603)               (365,603)
                             --------          ----------              ----------              ----------          --------------
Balance, October 31, 1996    $  5,031          $5,396,410              $3,690,436              $1,185,812          $   10,277,689
                             ========          ==========              ==========              ==========          ==============

Balance, January 31, 1997    $  5,033          $5,396,410              $3,664,976              $1,582,384             $10,648,803


Net income                          -                   -                       -               2,093,811               2,093,811
Issuance of common stock          100                   -                  85,917                       -                  86,017
Preferred stock dividends           -                   -                       -                (365,603)               (365,603)
                             --------          ----------              ----------              ----------          --------------
Balance, October 31, 1997    $  5,133          $5,396,410              $3,750,893              $3,310,592             $12,463,028
                             ========          ==========              ==========              ==========          ==============



















                See notes to consolidated financial statements.

                             MCA FINANCIAL CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Nine Months           Nine Months
                                                               Ended                Ended
                                                          October 31, 1997     October 31, 1996
                                                          ----------------     ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                                  $   2,093,811       $     248,202
Adjustments to reconcile net income to
 net cash used in operating activities:
Depreciation and amortization                                   6,725,993           4,230,034
Stock award compensation                                           86,017             233,730
(Increase) decrease in land contracts held for resale          (7,897,377)          6,965,048
Increase in mortgages held for resale                         (89,693,849)        (19,106,095)
Decrease in mortgages sold                                     13,912,190                   -
Increase in accounts receivable                                (5,657,164)        (13,530,365)
Increase in accounts receivable - related parties              (1,767,845)         (1,413,219)
Increase in interest spread receivable                        (13,091,508)                  -
Increase in deferred charges and
 other assets                                                  (1,440,882)         (1,364,198)
Decrease in accounts payable                                   (2,000,874)        (13,182,320)
Increase (decrease) in accounts payable -
 related parties                                                 (374,834)            185,062
Increase (decrease) in accrued expenses                         2,162,050            (160,027)
                                                            -------------       -------------
      Net cash provided by (used in)
        operating activities                                  (97,634,797)        (36,894,148)
                                                            -------------       -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Investment in mortgage servicing rights                                 -         (21,251,343)
Proceeds from sale of mortgage servicing rights                 9,009,241          27,372,326
Capital expenditures                                             (787,079)         (1,007,373)
(Increase) decrease in investments                               (222,676)             16,420
Real estate acquisitions                                                -            (495,188)
                                                            -------------       -------------
      Net cash provided by (used in)
        investing activities                                    7,999,486           4,634,842
                                                            -------------       -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                                   717,084,264         628,384,933
Payments on notes payable                                    (626,741,762)       (616,748,945)
Proceeds from subordinated notes payable                                -          15,000,000
Net proceeds from subordinated debentures                        (416,000)          4,817,000
Dividends on preferred stock                                     (365,603)           (365,603)
                                                            -------------       -------------
      Net cash provided by (used in)
        financing activities                                   89,560,899          31,087,385
                                                            -------------       -------------

Net increase (decrease) in cash                                   616,113          (1,171,921)

Cash at beginning of period                                     3,096,993           2,730,408
                                                            -------------       -------------

Cash at end of period                                       $   3,713,106       $   1,558,487
                                                            =============       =============


       See notes to consolidated financial statements

                             MCA FINANCIAL CORP.

                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of October 31, 1997 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three and nine months ended October 31, 1997 and 1996 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of October 31, 1997 and for the three and nine months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1997.

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

     On October 31, 1997 the Company executed senior secured warehouse agreements with a syndicate of warehouse lenders totaling $185 million. Texas Commerce Bank N.A. is the acting warehouse agent. These warehousing lines of credit provide financing for funding and originating a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages and land contracts. These facilities are scheduled to expire October 31, 1998. Interest on bank borrowings are based on LIBOR plus 0.85% to 3.0% depending on the type of loan. Mortgages held for resale are pledged as collateral. The Company also has a $20 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. Interest on borrowings under this facility are based on LIBOR plus 1.5%. Mortgages held for resale are pledged as collateral. This facility is scheduled to expire on November 1, 1998. At October 31, 1997 a total of $136.9 million was outstanding under these facilities.

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

     The Company utilizes mortgage loan repurchase agreements with Paine Webber and Prudential Securities Realty Funding Corporation pursuant to which Paine Webber and Prudential purchase mortgage loans until such time as the loans are pooled for resale to an end investor at which time the Company repurchases such loans. Such agreements provide for interest payments based on the federal funds rate. These agreements can be terminated on demand.

     The Company utilizes a strategy of retaining servicing rights on a portion of its loan originations in order to provide a steady stream of servicing revenues and cash flow in future years and as a hedge against inflation and rising interest rates. To help facilitate this strategy, the Company utilizes three funding sources; a bank credit facility, which was first made available to the Company in April 1993, and proceeds from $10 million and $6 million debenture offerings. The $10.0 million series of debentures, as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income. The credit facility, which is currently at $28.5 million, is with Texas Commerce Bank, N.A. and is enhanced by a stand-by Note Purchase Agreement between Texas Commerce Bank, N.A. and the Detroit Policemen and Firemen Retirement System (the "Retirement Fund") whereby the Retirement Fund has agreed to provide payment to Texas Commerce Bank, N.A. upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Retirement Fund and provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 3, 2000. At October 31, 1997, $26.8 million was outstanding under the Texas Commerce Bank, N.A. credit facility.

     As it does with its mortgage banking activities, the Company also has a need to finance loan funding activities with respect to its land contract and mortgage syndication business until such time as these loans are packaged and sold to investors. The principal sources of this financing are two limited partnerships which have been established in order to provide up to $10 million for this purpose. These partnerships will terminate in December 1997. The Company also has $10 million available as part of its $185 million facility with Texas Commerce Bank. The Company is considering several alternatives to extend or replace these financing sources at the time of their respective terminations. There is no assurance that the Company will be successful in extending or replacing these financing sources, however.

     The Company has $1.0 million available under a credit facility with a commercial bank for the acquisition and rehabilitation of residential real property prior to resale. At October 31, 1997, approximately $334,000 was outstanding under this facility.

     During the first nine months of fiscal 1998 the Company's operating activities used $97.6 million. Of this, $89.3 million was used to fund increases in mortgages held for resale. The Company also used $13.1 million to increase the balance of interest spread receivable, $7.9 million to fund increase in land contracts held for resale and $6.3 million in additional accounts receivable. These uses of cash were partially offset by a $13.9 million decrease in accounts receivable - mortgages sold and a $2.2 million increase in accrued expenses. Investing activities provided $8.7 million during the nine months ended October 31, 1997. This primarily is the result of bulk sales of the Company's servicing rights. Cash flows from financing activities provided $89.6 million. Proceeds in excess of payments on notes payable provided $90.3 million.

RESULTS OF OPERATIONS

OVERVIEW

     The Company recognized $2,093,811 in net income for the nine months ended October 31, 1997 as compared to $248,702 of net income for the nine months ended October 31, 1996. While loan originations increased 9% in the first three quarters of fiscal 1998, the 742% increase in net income was the result of significantly increased originations of non-conforming loans. The Company continues to focus its business on the expansion of this more profitable non-conforming loan business and has committed substantial resources to developing this business.

REVENUES

     Overall revenues for the nine months ended October 31, 1997 increased 39% to $58,498,706 as compared to $41,950,751 for the nine months ended October 31, 1996. Gains sale of land contracts remained consistent, decreasing $73,835 to $2,607,562 from $2,681,397 for the nine months ended October 31, 1997 and 1996, respectively. Overall gains on sale of real estate decreased $3,471,036, or 110%, from $6,623,545 for the first three quarters of fiscal 1997 to $3,152,509 for the first three quarters of fiscal 1998. This decrease reflects increased competition in the markets in which the Company competes and the shift of the Company resources into developing its non-conforming lending business. Gains on bulk sales of servicing rights were $4,497,872 and $4,427,078, respectively, for the nine months ended October 31, 1997 and 1996. Mortgage origination fees and gain on sale of mortgages increased 118% to $34,960,456 from $16,029,763 for the nine months ended October 31, 1997 and 1996, respectively. Total origination volume increased to $704 million from $643 million over the same periods. The increase in origination fees and gain on sale of mortgages resulted from originations of non-conforming loans increasing 235% to $273 million for the first three quarters of fiscal 1998 as compared to $82 million for the same period of fiscal 1997. The Company expects to continue to shift its loan production volume to these more profitable non-conforming mortgages as its sales force develops experience with this type of product. The Company is also seeking new markets and experienced individuals for opportunities to open new offices. Servicing fees decreased from $6,053,379 to $3,987,790 for the nine months ended October 31, 1996 and 1997, respectively. This 34% decrease reflects the decrease in the Company's average owned servicing portfolio from, $2.2 billion in fiscal 1997 to $1.2 billion in fiscal 1998. This resulted from the Company selling off large portions of the servicing it had acquired in recent years to employ this capital in expanding non-conforming loan production. Interest income increased 38% to $8,074,963 from $5,858,175 for the nine months ended October 31, 1998 and 1997, respectively. This resulted primarily from increased production of higher note rate non-conforming loans and longer holding periods prior to resale.

EXPENSES

     Payroll and commissions increased 31%, to $23,314,602 from $17,740,143 for the nine months ended October 31, 1997 and 1996, respectively. As a percentage of revenue, payroll and commissions dropped to 40% from 42% as a result of the change in the Company's production mix. Interest expense increased $2,068,242, or 24%, to $10,586,140 for the nine months ended October 31, 1997 as compared to $8,517,898 for the nine months ended October 31, 1996. The increase resulted from increased production levels, interest on the $15,000,000 of subordinated notes issued to the Retirement Fund and the higher interest rates the Company is required to pay its warehouse lenders on non-conforming mortgages. Professional fees increased 132% from $1,254,121 for the first three quarters of fiscal 1997 to $2,910,488 for a comparable period of fiscal 1998. The majority of this increase related to fees associated with selling a significant portion of the Company's non-conforming mortgage production to a third party for purposes of securitization. The Company did not engage in this type of transaction in the first nine months of fiscal 1997. General and administrative increased $2,215,819, 22%, from $9,851,853 to $12,067,672 for the nine months ended October 31, 1996 and 1997. As a percentage of revenue these expenses decreased from 23% to 21% over the same periods. This corresponded to the 2% decrease in payroll and commissions resulting from increased originations of non-conforming loans.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) Exhibits:  The following exhibits are filed with this report:

              10.1  Senior Secured Warehouse Credit Agreement, dated
                    October 31, 1997 by and among the Company and its subsidiaries and a Syndicate of Warehouse Lenders, Texas Commerce Bank N.A., Warehouse Agent.

              10.2 Senior Secured Seasoned Warehouse Credit Agreement, dated October 31, 1997 by and among the Company and its subsidiaries and a Syndicate of Warehouse Lenders, Texas Commerce Bank N.A., Warehouse Agent.

              10.3 Lease Agreement between the Company and Northwestern Corporate Center Associates Limited Partnership.

              27    Financial Data Schedule


          (b) Reports on Form 8-K:

              The Company was not required to file any current reports on Form 8-K during the quarter ended October 31, 1997.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                MCA FINANCIAL CORP.





Date:   December 12, 1997                    By:  Patrick D. Quinlan
                                                  ---------------------------
                                                  Patrick D. Quinlan,
                                                  Chairman
                                                  (Principal Executive Officer)





Date:   December 12, 1997                    By:  Keith D. Pietila
                                                  ---------------------------
                                                  Keith D. Pietila,
                                                  Executive Vice President
                                                  (Principal Financial and
                                                  Accounting Officer)

                                Exhibit Index
                                -------------



Exhibit No.                  Description
-----------                  -----------

    10.1 Senior Secured Warehouse Credit Agreement, dated October 31, 1997 by and among the Company and its subsidiaries and a Syndicate of Warehouse Lenders, Texas Commerce Bank N.A., Warehouse Agent.

    10.2 Senior Secured Seasoned Warehouse Credit Agreement, dated October 31, 1997 by and among the Company and its subsidiaries and a Syndicate of Warehouse Lenders, Texas Commerce Bank N.A., Warehouse Agent.

    10.3 Lease Agreement between the Company and Northwestern Corporate Center Associates Limited Partnership.

    27          Financial Data Schedule