Form 10-K405
period 1998-01-31
MCA FINANCIAL CORP /MI/
filed 1998-05-01
CIK 880935

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


            FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
        For the fiscal year ended January 31, 1998

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
        For the transition period from                 to
                                       ---------------    ---------------

        Commission File No. 33-98644

                               MCA FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                     MICHIGAN                        38-3014001
           (State or Other Jurisdiction          (I.R.S. Employer
         of Incorporation or Organization)      Identification No.)

                23999 NORTHWESTERN HWY.
                 SOUTHFIELD, MICHIGAN                        48075
       (Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (248) 358-5555

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's outstanding voting stock held by non-affiliates as of April 1, 1998, computed by reference to the book value of the Company's common stock as of January 31, 1998 (because there is no market for the Registrant's common stock) was $ 2,492,191.

At April 1, 1998, there were outstanding 622,413 shares of the registrant's common stock (including shares subject to forfeiture).

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

                                TABLE 1
Year        State      $ Amount of Retail Loans       Percentage of Retail Loans
----        -----      ------------------------       --------------------------
1998      Michigan           $ 290 million                          53%
          Indiana               72 million                          13%
          Florida               38 million                           7%
          Ohio                  27 million                           5%
          Illinois             100 million                          18%
1997      Michigan           $ 247 million                          40%
          Indiana               72 million                          12%
          Florida              103 million                          17%
          Ohio                  35 million                           6%
          Illinois              82 million                          13%
1996      Michigan           $ 193 million                          39%
          Indiana               57 million                          11%
          Florida               85 million                          17%
          Ohio                  46 million                           9%
          Illinois              55 million                          11%

         The remaining retail loans for fiscal 1998, 1997 and 1996 related to properties located in various other states.

         The Company currently purchases a substantial portion of its originated mortgage loans through "wholesale" operations. Wholesale operations involve the origination of loans by unrelated mortgage companies which prepare the necessary documentation, but leave the credit evaluation, property appraisal and loan funding functions for the Company to perform. The standards of loan documentation by such unrelated mortgage company originators may not be as stringent as the standards applied by the Company on its own direct originations. For each wholesale loan, the Company's credit evaluation and property appraisal procedures are the same as for its retail originations.

         The following table sets forth the aggregate amount of wholesale loans and the percentage of such wholesale loans that related to properties in the various states in which the Company operates.

                               TABLE 2
Year       State     $ Amount of Wholesale Loans   Percentage of Wholesale Loans
----       -----     ---------------------------   -----------------------------

1998      Florida            $ 60 million                          15%
          Michigan             91 million                          23%
          Illinois             40 million                          10%
          Ohio                 57 million                          14%
1997      Florida            $ 33 million                          17%
          Michigan             61 million                          31%
          Illinois             34 million                          18%
          Ohio                 41 million                          21%
1996      Florida              11 million                           8%
          Michigan             66 million                          47%
          Indiana              28 million                          20%
          Oregon               25 million                          18%


         The remaining wholesale loans for fiscal 1998, 1997 and 1996 related to properties located in various other states.

         The Company is engaged in the origination of conventional mortgage loans, secured by one- to four-family residential properties (including condominiums), that conform to the requirements for sale to either the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Company also originates non-conforming conventional loans that exceed the maximum amounts qualifying for sale to Freddie Mac or Fannie Mae (currently $227,150) but that otherwise conform to their requirements ("jumbo loans"). The Company's principal mortgage banking subsidiary, MCA Mortgage, is an approved seller/servicer for Freddie Mac, the Government National Mortgage Association ("Ginnie Mae") and Fannie Mae, while its other principal subsidiary, MCA, is an approved seller/servicer for Freddie Mac. In addition, MCA Mortgage and MCA are qualified to originate mortgage loans insured by the Federal Housing Administration ("FHA") and mortgage loans partially guaranteed by the Veterans Administration ("VA"), which qualify for pooling by Ginnie Mae and qualify for sale to other institutional investors. The Company also originates loans which do not conform to Freddie Mac or Fannie Mae requirements. These "non-conforming" loans are typically made to self-employed individuals and others unable to meet the underwriting standards for conventional lending. Generally, these loans carry higher interest rates and fees commensurate with the additional credit risk. These loans are typically sold on the secondary market to a different group of investors than the conventional loans originated by the Company.

         The following table sets forth for the periods indicated the number, dollar volume and percentage of total volume of the Company's loan production:

                                     TABLE 3

                                               FISCAL YEAR ENDED JANUARY 31,
                                        ------------------------------------------
                                            1998          1997            1996
                                            ----          ----            ----
                                   (DOLLARS IN THOUSANDS EXCEPT AVERAGE LOAN BALANCES)
RETAIL LOANS
Conventional Loans:
     Number of Loans ...................    1,640          3,076          2,715
     Volume of Loans ................... $145,903       $272,943       $243,154
     Percent of Total Volume ...........    15.39%         33.71%         38.47%
FHA/VA Loans:
     Number of Loans ...................    3,615          3,765          2,669
     Volume of Loans ................... $292,557       $291,601       $202,803
     Percent of Total Volume ...........    30.86%         36.01%         32.07%
Non-Conforming Loans:
     Number of Loans ...................    1,751            418            581
     Volume of Loans ................... $ 86,270       $ 32,012       $ 34,133
     Percent of Total Volume ...........     9.10%          3.96%          5.40%
Jumbo Loans
     Number of Loans ...................       98             68             40
     Volume of Loans ................... $ 27,335         17,491       $ 11,478
     Percent of Total Volume ...........     2.88%          2.16%          1.81%
Average Loan Balance ................... $ 77,711       $ 83,806       $ 81,860
Total Volume of Loans .................. $552,065       $614,047       $491,568

WHOLESALE LOANS(1) Conventional Loans:
     Number of Loans ...................      310            546            617
     Volume of Loans ................... $ 24,397       $ 48,048       $ 60,590
     Percent of Total Volume ...........     2.57%          5.93%          9.58%
FHA/VA Loans:
     Number of Loans ...................      436            427            309
     Volume of Loans ................... $ 36,994       $ 37,904       $ 27,158
     Percent of Total Volume ...........     3.90%          4.68%          4.30%
Non-Conforming Loans:
     Number of Loans ...................    4,680          1,803            995
     Volume of Loans ................... $288,623       $108,928       $ 52,485
     Percent of Total Volume ...........    30.44%         13.45%          8.30%
Jumbo Loans
     Number of Loans ...................      156              4              2
     Volume of Loans ................... $ 45,926       $    829       $    480
     Percent of Total Volume ...........     4.84%          0.10%          0.07%
Average Loan Balance ................... $ 70,931       $ 70,400       $ 73,174
Total Volume of Loans(1) ............... $395,940       $195,709       $140,713

TOTAL LOANS
Number of Loans ........................   12,686         10,107          7,928
Volume of Loans ........................ $948,005       $809,756       $632,281
Average Loan Balance ................... $ 74,728       $ 80,118       $ 79,753

--------
(1) During fiscal 1998 and fiscal 1997, no single company was responsible for greater than 10% of the Company's wholesale originations. During fiscal 1996, Watson Financial Group ("Watson") was responsible for 13% of the Company's wholesale originations. Watson is not affiliated with the Company.

         At January 31, 1998, the Company had applications in process for approximately 5,497 mortgage loans, aggregating approximately $417 million. At January 31, 1997, the Company had applications in process for approximately 2,022 mortgage loans, aggregating approximately $154 million. Based on experience, the Company anticipates that 65% to 70% of the loan applications will close within 45 to 90 days.

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

         The following table sets forth for the periods indicated, the Company's loan production by type of interest payment and principal amortization schedule as well as loan to value ratio information (dollars in thousands):

                                     TABLE 4

                                            FISCAL YEAR ENDED JANUARY 31,
                              ---------------------------------------------------------
                                 1998        1997        1996        1995        1994
                                 ----        ----        ----        ----        ----
30-year Fixed Rate:
  Number of Loans ...........    4,965       6,092       5,349       4,569       5,084
  Volume of Loans ........... $391,662    $492,949    $424,994    $339,394    $448,762
  Percent of Total Volume ...   41.31%      60.88%      67.22%      60.15%      65.28%
15-year Fixed Rate:
  Number of Loans ...........    1,288         785         611         844       1,953
  Volume of Loans ........... $ 56,280    $ 49,149    $ 40,137    $ 49,536    $142,340
  Percent of Total Volume ...    5.93%       6.07%       6.35%       8.78%      20.70%
Adjustable Rate ("ARMS"):
  Number of Loans ...........    3,991       1,487       1,239       1,217         299
  Volume of Loans ........... $357,796    $143,453    $114,619    $108,983    $ 34,073
  Percent of Total Volume ...   37.74%      17.71%      18.13%      19.32%       4.96%
Other (1):
  Number of Loans ...........        0           0          69         352         194
  Volume of Loans ...........        0           0    $  5,225    $  6,154    $  3,121
  Percent of Total Volume ...       0%          0%       0.82%       1.09%       0.45%
Balloon Payment:
  Number of Loans ...........    2,442       1,743         660       1,242       1,380
  Volume of Loans ........... $142,267    $124,205    $ 47,306    $ 60,167    $ 59,188
  Percent of Total Volume ...   15.01%      15.34%       7.48%      10.66%       8.61%

Total Number of Loans .......   12,686      10,107       7,928       8,224       8,910
Total Volume ................ $948,005    $809,756    $632,281    $564,235    $687,484
Total Loan to Value Percent .   81.06%      84.13%       83.8%       90.5%       94.5%

-----------------------
(1) This category represents mortgages and land contracts with other than 15 or 30 year terms, which have no balloon payment.

         The following table sets forth for the periods indicated, the number, dollar volume and percent of total volume of the Company's loan production by occupancy status and type of mortgaged property (dollars in thousands):

                                     TABLE 5

                                          FISCAL YEAR ENDED JANUARY 31,
                            --------------------------------------------------------
                                1998        1997        1996        1995        1994
                                ----        ----        ----        ----        ----
Detached - Single Family
Owner Occupied:
  Number of Loans .......     10,781       8,939       6,943       6,916       7,441
  Volume of Loans .......   $823,917    $724,011    $578,154    $506,714    $636,440
  Percent of Total Volume     86.91%      89.41%      91.44%      89.81%      92.58%
Non-owner occupied:
  Number of Loans .......        998         442         133         947       1,088
  Volume of Loans .......   $ 43,855    $ 20,733    $  6,121    $ 28,603    $ 23,441
  Percent of Total Volume      4.62%       2.56%       0.97%       5.07%       3.41%
Other (1):
  Number of Loans .......         45          76          66          39          64
  Volume of Loans .......   $  5,054    $  6,022    $  5,929    $  3,310    $  4,894
  Percent of Total Volume      0.54%       0.75%       0.94%       0.59%       0.71%

Multi-Unit and Commercial
Owner Occupied:
  Number of Loans .......        559         523         360         262         265
  Volume of Loans .......   $ 56,336    $ 52,489    $ 28,919    $ 19,909    $ 18,895
  Percent of Total Volume      5.94%       6.48%       4.57%       3.53%       2.75%
Non-owner occupied:
  Number of Loans .......        303         127         426          60          52
  Volume of Loans .......   $ 18,843    $  6,501    $ 13,158    $  5,699    $  3,814
  Percent of Total Volume      1.99%       0.80%       2.08%       1.00%       0.55%

-------------
(1) Includes second homes and vacant land.

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

         Loan pools may be sold to Freddie Mac or Fannie Mae, or securitized in the form of Ginnie Mae mortgaged-backed securities and sold to institutional investors with or without recourse in the event of default by the borrowers. If a loan pool is sold without recourse, Freddie Mac will typically charge a fee for issuing the MBS which is 0.05% to 0.07% higher than if such loan pool were sold with recourse. The Company decides to sell loan pools with or without recourse based primarily upon capital market conditions and perceived risks of the terms of such mortgage loan documents. To date all of the loan pools sold by the Company to Freddie Mac or Fannie Mae or through Ginnie Mae programs have been sold on a non-recourse basis.

         Mortgage loans are also sold on a loan-by-loan basis to banks, mortgage companies and other private investors and, in the case of conforming loans, may be sold to Freddie Mac or Fannie Mae. Such individual loan sales are typically made by the Company on a non-recourse basis. During fiscal 1998, 1997 and 1996, the Company made $948.0 million, $809.8 million and $632.3 million of non-recourse loans, respectively, and did not sell any loans with recourse. Loans underwritten and sold may be subject to repurchase if the underwriting standards of the investor are not met, potentially resulting in actual loss and/or the limitation of the Company's liquidity.

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

         Non-conforming loans are sold to a different group of investors. They are typically packaged with other similar loans and sold servicing released, in bulk, to obtain a more favorable price. In the fourth quarter of fiscal 1997, the Company entered into an agreement with another party to sell substantial portions of the Company's non-conforming production for purposes of securitization. This entitles the Company to the difference between the weighted average coupon rate of the loan it originated and the security's stated yield, less a normal servicing fee and certain other fees.

         Servicing. At January 31, 1998, the Company owned servicing rights for mortgages with outstanding balances of approximately $431 million and to land contracts with outstanding net balances of approximately $168 million. The Company intends to increase significantly its servicing of residential mortgage loans, and to maintain a mortgage and land contract servicing system that emphasizes cash management and compliance with investor servicing requirements.

         The Company also obtains additional servicing through the retention of servicing with respect to mortgages and land contracts that it originates and sells to others. For residential mortgage loans which it originates, the Company retains the servicing related to most of these loans temporarily, then sells the servicing rights from time to time on the open market. The Company intends to restrict its purchases of mortgage servicing to servicing that can be purchased at a price that provides targeted rates of return, and is compatible with the Company's systems and processes. During fiscal 1998, the Company did not purchase any servicing and has sold servicing with respect to approximately $1.3 billion of mortgage loans.

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

         One of the Company's strategies is to build and retain its non-conforming servicing portfolio. The Company believes that it has developed systems that enable it to service mortgage and land contract loans efficiently and therefore enhance the returns it can earn from investments in servicing rights. In addition, the Company believes that the earnings from its servicing portfolio may to some extent offset the effect of interest rate fluctuations on loan origination revenue. In general, the value of the Company's loan servicing portfolio may be adversely affected as mortgage interest rates decline and expected loan prepayments increase. Income generated from the Company's loan servicing portfolio also may decline in such an environment. On the other hand, these effects may be offset somewhat by an increase in originations and servicing income attributable to new loans which historically increase in periods of declining mortgage interest rates. However, there can be no assurance that low mortgage rates will result in increased loan originations, particularly during periods of slow or negative economic growth. As of January 31, 1998, the weighted average rate on mortgages serviced by the Company but owned by others was 8.33% and the weighted average rate on mortgages and land contracts serviced by the Company but owned by MCA Mortgage or MCA-sponsored pass-through pools was 11.17%.

         The following table sets forth information about the Company's retail and wholesale loan origination and servicing activities:

                                     TABLE 6

                                                             FISCAL YEAR ENDED JANUARY 31,
                                     -----------------------------------------------------------------------
                                            1998           1997           1996           1995           1994
                                            ----           ----           ----           ----           ----
                                                 (DOLLARS IN THOUSANDS, EXCEPT AVERAGE LOAN BALANCE)
Beginning loan servicing portfolio   $ 1,601,042    $ 2,206,460    $ 1,303,628    $ 1,105,534    $   234,743
Add:
  Loans purchased and
   originated by the
   Company for resale ............       923,185        727,007        632,281        536,881        687,484
  Loans purchased by the
   Company for syndication .......        24,820         20,849         25,597         27,354         19,188
  Mortgage servicing
   purchased (net of sales) ......    (1,296,497)      (862,569)       618,780       (166,577)       471,587
                                     -----------    -----------    -----------    -----------    -----------
                                     $ 1,252,550    $ 2,091,747    $ 2,580,286    $ 1,503,192    $ 1,413,002
Less:
  Amortization ...................       (14,837)       (53,761)       (43,491)       (43,228)       (36,832)
  Prepayments of loans ...........       (98,814)      (237,196)      (172,100)      (107,571)      (210,305)
  Loans sold with servicing sold .      (550,163)      (199,748)      (158,235)       (48,765)       (60,331)
                                     -----------    -----------    -----------    -----------    -----------
Ending loan servicing portfolio ..   $   588,736    $ 1,601,042    $ 2,206,460    $ 1,303,628    $ 1,105,534
                                     ===========    ===========    ===========    ===========    ===========
Number of loans serviced
      (end of period) ............        11,814         21,248         27,357         16,372         15,900
Average loan balance .............   $    49,834    $    75,350    $    80,650    $    79,625    $    69,530

         The following table sets forth, for the periods indicated, the mortgage delinquency rate of the Company's loan servicing portfolio and information relating to foreclosed properties:

                                     TABLE 7

                                                    FISCAL YEAR ENDED JANUARY 31,
                                             --------------------------------------------
                                             1998        1997    1996      1995      1994
                                             ----        ----    ----      ----      ----
Delinquent mortgage loans at-- Period end:
   30 days:
  Number of loans ...............             398         838     227       359       259
  Percent of total loans ........           3.37%       3.99%   0.83%     2.19%     1.87%
60 days:
  Number of loans ...............             127         216      49        97        77
  Percent of total loans ........           1.07%       1.02%   0.18%     0.59%     0.56%
90 days or more:
  Number of loans ...............             277         367      75       143        43
  Percent of total loans ........           2.34%       1.73%   0.27%     0.87%     0.31%
Total delinquencies:
  Number of loans ...............             802       1,421     351       599       379
  Percent of total loans ........           6.78%       6.69%   1.28%     3.65%     2.74%

Foreclosed Properties:
  Beginning inventory .............              113       122        84        83        84
  Properties acquired .............              120       106       136        89       122
  Ending inventory ................              112       113       122        84        83
  Aggregate carrying
      value, net (-000's) .........          $ 2,950   $ 2,576   $ 2,288   $ 1,500   $ 1,495
  Average carrying value ..........          $26,339   $22,798   $18,754   $17,854   $18,012

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

         Through January 31, 1998, the Company had sponsored 126 offerings of pass-through certificates. For each offering, a subsidiary acts as the sponsor and servicing agent for the land contracts, mortgages and other real estate interests which are held for the benefit of the certificate holders. Pursuant to the master pooling and servicing agreement relating to the pools, the sponsor is obligated to purchase all outstanding participation certificates held by investors in that pass-through pool at such time as the aggregate net receivable balance of each pass-through pool is less than 10% of the original face amount. At January 31, 1998, the maximum amount of these future purchase commitments totaled approximately $10 million. The sponsor can satisfy its repurchase obligation for such a paid-down pool by arranging a purchase of the underlying real estate interests by another pass-through pool or a mortgage investor.

         The following table shows the growth of the Company's originations and purchases of loans for syndication in pass-through pools and sales to third party investors during the fiscal years indicated:

                                     TABLE 8

                                               FISCAL YEAR ENDED JANUARY 31,
                              -------------------------------------------------------------------
                                     1998          1997          1996          1995          1994
                                     ----          ----          ----          ----          ----
                                 >
Number of Land Contracts
  purchased for syndication           602           855           933         1,002           798
Average balance ...........   $    34,248   $    24,418   $    23,485   $    22,453   $    17,759
Total amount of Land
  Contracts purchased for
  syndication .............   $20,617,235   $20,877,360   $21,911,707   $22,498,079   $14,172,104

Number of Mortgage Notes
  purchased for syndication           131            46            78           212           344
Average loan balance ......   $    32,086   $    62,930   $    47,246   $    22,906   $    14,580
Total amount of Mortgage
  Notes purchased for
  syndication .............   $ 4,203,271   $ 2,894,797   $ 3,685,207   $ 4,856,239   $ 5,015,723

Total number of loans
  purchased for syndication           733           901         1,011         1,214         1,142
Average loan balance ......   $    33,862   $    26,384   $    25,318   $    22,513   $    16,802
Total amount purchased for
  syndication .............   $24,820,506   $23,772,157   $25,596,914   $27,354,318   $19,187,827

         Purchase and Resale of Real Property. The Company purchases and sells income-producing real estate, with sales made primarily to limited partnerships for which an affiliated company acts as general partner. This activity produces income to the Company in the form of gains on the sale of such real estate. In addition, MCA Realty purchases distressed residential real estate, which is rehabilitated and sold to an affilated non-profit entity and non-related individuals. During the year ended January 31, 1998, the Company acquired and sold 704 single family homes for a total gain of $4.2 million, all of which represented sales to the limited partnerships and the non-profit entity described above. During fiscal 1997 and 1996, the Company acquired and sold 820 and 723 single-family homes for total gains of $8.2 million and $7.3 million, respectively, of which $8.2 million and $6.5 million, respectively, represented sales to related parties. See Note 14 of Notes to Consolidated Financial Statements for a summary of selected consolidated segment financial information.

        The income producing real estate which is purchased by the Company and its affiliates is acquired through the assistance of unaffiliated real estate brokers. There appears to be increased competition for these income-producing real estate properties as real estate values continue to escalate and the economy continues to grow.

        Most of the income-producing real estate is sold by the Company and its affiliates on land contracts to limited partnerships controlled by an affiliate of the Company. These transactions are not arm's length transactions with independent third party appraisals. The land contracts are then sold by the Company to real estate pass-through pools, of which MCA is the sponsor, or to unrelated third party investors. The remaining balance of income-producing real estate is sold to unrelated third parties on land contracts or mortgages.

         Because most of the income-producing real estate sales are directed to affiliated entities, the normal real estate concerns associated with purchasers and fluctuating market values are not applicable. These entities are engaged in the business of renting income producing properties to individuals. The day-to-day real estate rental concerns are those of the syndicated real estate limited partnerships of the affiliates and not those of the Company. However, the payments to the Company, or the real estate pass through pools the Company sponsors pursuant to the land contract receivables are dependent upon the ability of these partnerships to generate rental income.

        Other. During fiscal 1996, the Company made a common stock investment of approximately $1.0 million in a Delaware Limited Liability Company. This start-up company participates in the used vehicle retail industry through providing floor plan financing and joint venture activities with existing dealers. The Company's investment in the Class B Securities issued by this Limited Liability Company provides it the right to participate in earnings and distributions, if any, subject to the preferential right of certain other shareholders. Subsequent to year end the Company exchanged its interest in the LLC for a limited partnership interest in a partnership engaged in rental real estate activities. The partnership was held by an officer and board member of the Company.

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

REGULATION

        The Company is subject to the rules and regulations of, and examinations by, Freddie Mac, Fannie Mae, Ginnie Mae and the Department of Housing and Urban Development ("HUD") with respect to the processing, origination and purchase, sale and servicing of mortgage loans and contracts. These rules and regulations prohibit discrimination, provide for inspection and appraisals of properties, require credit reports on prospective borrowers and, in some cases, fix maximum interest rates, fees and loan amounts. The Company is required to meet certain financial requirements and to submit certified financial statements to these agencies annually. Mortgage loan origination activities are subject to the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, Real Estate Settlement Procedures Act and the regulations promulgated thereunder which prohibit discrimination and require the disclosure of certain information to borrowers concerning credit and settlement costs. Mortgage loans, other than first mortgages, are also subject to the usury statutes of the states in which the Company does business. Additionally, there are various state laws affecting the Company's mortgage banking operations, including licensing requirements and substantive limitations on the interest and fees that may be charged. MCA Mortgage and MCA are registered with the Commissioner of the Michigan Financial Institutions Bureau under the Michigan Mortgage Brokers, Lenders, and Servicers Licensing Act and are subject to the provisions of such law. MCA Realty is a licensed real estate broker in the state of Michigan. Expansion of the Company's operations has subjected it to similar regulations in the states of Indiana, Illinois, Idaho, Kentucky, Maryland, Ohio, Florida, West

Virginia, California, North Carolina, Pennsylvania, Louisiana, Georgia, Connecticut, South Carolina and Colorado.

EMPLOYEES

        At January 31, 1998, approximately 665 individuals were employed by the Company, of which 652 were full-time employees, including 297 mortgage and land contract originators and mortgage and land contract servicers. The remaining full-time employees are administrative and management personnel. None of the Company's employees is represented by a bargaining agent. The Company believes its relations with its employees are good.

ITEM 2.       PROPERTIES.

              In October 1997 the Company entered into a lease agreement for approximately 71,000 square feet of office space in Southfield, Michigan. The Company expects to move its executive and administrative offices and certain of its mortgage banking and real estate operation in June 1998. The basic annual rent for this lease is $1,336,000. The Company's executive and administrative offices and its mortgage banking and real estate operations are currently located in approximately 39,000 square feet of leased office space in Southfield, Michigan. The basic annual rent for the Southfield office space is approximately $482,000. The Company has negotiated to have this lease terminated on September 30, 1998. As of January 31, 1998, the Company leased office space in 41 other locations: thirteen in Michigan, five in Indiana, four in Florida, six in Ohio, three in Illinois, two in Texas and one in each of Kentucky, North Carolina, California, Louisiana, Georgia, Connecticut, South Carolina and Colorado. These locations are used by certain of the Company's mortgage and land contract originators.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              There were no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended January 31, 1998.



                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS.

              There is no established public trading market for any class of common equity of the Company. As of April 1, 1998, there were 117 shareholders of record of the Company's common stock. The Company has never paid a dividend on its common stock and has no present plans to pay dividends in the future. The

Company is restricted in its ability to pay dividends under the terms of Indentures with respect to its outstanding 11% Asset-Backed Subordinated Debentures, Series 1994 due June 30, 2000, its 11% Subordinated Debentures, Series 1996 due June 30, 2002 and its 11% Subordinated Debentures, Series 1997 due June 30, 2003.

              The following table shows the Company's sales of unregistered securities for the fiscal year ended January 31, 1998. The securities were sold pursuant to transactions which did not involve any public offerings, and thus, were exempt under Section 4(2) of the Securities Act of 1933. None of the Company's securities were sold for cash, and thus, no underwriting discounts or commissions were paid.

                                     TABLE 9

                                                                        Nature of Transaction
                                                                        and Aggregate Amount
                                        Class of                       of Consideration as to
Title of        Date     Amount    or Identity Persons                   Securities Sold for
Securities     of Sale    Sold        to whom Sold                          Other than Cash
----------     -------   ------      ----------------                  -----------------------
Common Stock   5/23/97   5,870       Loan Officer                      Compensation /$71,966.20
Common Stock   5/23/97   47,325      Manager                           Compensation/$580,204.50
Common Stock   6/11/97   250         Loan Officer                      Compensation/$3,065.00
Common Stock   7/15/97   500         Manager                           Compensation/$6,130.00
Common Stock   7/21/97   500         Loan Officer                      Compensation/$6,130.00
Common Stock   8/1/97    6,666       Manager                           Compensation/$81,725.16
Common Stock   8/1/97    32,508      Executive Officer                 Compensation/$398,548.08
Common Stock   10/20/97  1,759       Detroit Police &                  Investment/$21,565.34
                                      Firemen Retirement System
Common Stock   12/1/97   3,333       Executive Officer                 Compensation/$40,862.58
Common Stock   12/19/97  7,418       Manager                           Compensation/$90,944.68
Common Stock   12/19/97  8,361       Executive Officer                 Compensation/$102,505.86
Common Stock   1/15/98   3,297       Loan Officer                      Compensation/$40,421.22
Common Stock   1/31/98   2,462       Detroit Police &                  Investment/$30,184.12
                                      Firemen Retirement System

ITEM 6.    SELECTED FINANCIAL DATA.

           The following table sets forth selected historical financial data of the Company for each of the periods indicated in the five-year period ended January 31, 1998, which were derived from the audited consolidated financial statements of the Company. The audited consolidated financial statements of the Company for each of the periods in the three-year period ended January 31, 1998 are included elsewhere in this Annual Report on Form 10-K. This table should be read in conjunction with the audited consolidated financial statements of the Company and the notes thereto.

                                                                       FISCAL YEAR ENDED JANUARY 31,
                                                        ----------------------------------------------------------
Income Data:                                              1998        1997        1996        1995          1994
                                                         ------      ------      ------      ------        ------
Revenues:                                                       (Dollars in thousands, except per share data)
 Gain on sale of land contracts .....................   $   4,049   $   3,438   $   2,981   $   2,983    $   1,753
 Gain on sale of real estate ........................        --          --           751        --             67
 Gain on sale of real estate-related parties ........       4,249       8,247       6,530       7,365        4,811
 Gain on bulk sales of servicing rights .............       4,468       5,231       4,726       7,475        5,579
 Mortgage origination fees and gain
       on sale of mortgages .........................      51,240      24,862      14,339       5,584       11,282
 Servicing fees .....................................       4,559       8,499       6,244       4,617        1,917
 Interest income ....................................       9,336       8,168       5,903       5,106        3,948
 Other ..............................................       1,948         481         478         241          177
                                                        ---------   ---------   ---------   ---------    ---------
    Total revenues ..................................      79,849      58,926      41,951      33,371       29,534
Expenses ............................................      75,329      57,522      40,823      33,547       28,562
                                                        ---------   ---------   ---------   ---------    ---------
 Income (loss) before federal income taxes ..........       4,520       1,404       1,128        (176)         972
Provision for federal income taxes ..................       1,690         639         512         102          421
                                                        ---------   ---------   ---------   ---------    ---------
    Net income (loss) ...............................   $   2,830   $     765   $     616   $    (278)   $     551
                                                        =========   =========   =========   =========    =========
Basic earnings (loss) per share .....................   $    4.48   $    0.59   $    0.30   $   (2.07)   $    0.83
Ratio of earnings over fixed charges (1) ............       1.25x       1.11x       1.13x         n/a        1.20x
Earnings (deficiency of  earnings) over fixed charges       4,520       1,404       1,128        (176)         972

Balance Sheet Data:
Assets:
 Cash ...............................................   $   1,533   $   3,097   $   2,730   $   2,931    $   4,782
 Mortgages held for resale ..........................     102,190      54,430      63,306      15,702       39,250
 Other ..............................................     155,290      87,465      69,155      58,479       32,813
                                                        ---------   ---------   ---------   ---------    ---------
    Total assets ....................................   $ 259,013   $ 144,992   $ 135,191   $  77,112    $  76,845
                                                        =========   =========   =========   =========    =========
Liabilities:
 Notes payable(2) ...................................   $ 178,438   $  83,975   $  86,598   $  44,843    $  54,549
 11% Subordinated Debentures due 2000,
       2002 and 2003 ................................      16,054      15,542       9,174       4,938        4,938
 10% Subordinated Notes Payable .....................      15,000      15,000        --          --           --
 Other ..............................................      35,906      19,570      29,258      18,041        8,495
                                                        ---------   ---------   ---------   ---------    ---------
    Total liabilities ...............................   $ 245,398   $ 134,087   $ 125,030   $  67,822    $  67,982
Redeemable Common Stock(3) ..........................         278         256        --          --            300
Stockholders' equity ................................      13,337      10,649      10,161       9,290        8,563
                                                        ---------   ---------   ---------   ---------    ---------
  Total liabilities and stockholders' equity ........   $ 259,013   $ 144,992   $ 135,191   $  77,112    $  76,845
                                                        =========   =========   =========   =========    =========

Operating Data:
Loan production:
 Number of loans originated .........................      12,686      10,107       7,928       8,224        8,910
 Average loan balance ...............................   $      75   $      80   $      80   $      69    $      77
 Total loans originated .............................   $ 948,005   $ 809,756   $ 632,281   $ 564,235    $ 687,484
Number of full-time employees .......................         652         433         412         336          448

(1) The ratio of earnings to fixed charges was computed by dividing (a) net income (loss) for the period plus fixed charges by (b) fixed charges, which consist of interest expense, amortization of debt expense and that portion of rentals that represents interest. The ratio of earnings over fixed charges and preferred dividends was 1.22x, 1.12x, 1.12x and 1.19x for the years ended January 31, 1998, 1997, 1996 and 1994, respectively. Earnings were insufficient to cover fixed charges for the year ended January 31, 1995. The deficiency of earnings over fixed charges and preferred dividends was $0.6 million for the year ended January 31, 1995.
(2)  See Note 2 of Notes to Consolidated Financial Statements.
(3)  See Note 4 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary financing needs are for mortgage banking activities incuding loan funding activities, financing residual interest in securitizations, mortgage servicing rights, and operating cash flows necessary for growth.

         Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. See Note 2 of Notes to Consolidated Financial Statements. The Company also provides funding for loans by using a technique known as "table funding," which is common in the mortgage banking industry. In this case, funds are advanced directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past year, the Company financed approximately 95% of its mortgage originations using its warehouse lines of credit and approximately 5% with table funding sources.

         On October 31, 1997, the Company executed senior secured warehouse agreements with a syndicate of warehouse lenders totaling $185 million. Texas Commerce Bank N.A. is the acting warehouse agent. These warehousing lines of credit provide financing for the funding and origination of a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages and land contracts. These facilities are schedules to expire October 31, 1998. Interest on bank borrowings are based on LIBOR plus 0.85% to 2.5% depending on the type of loan. Mortgages held for resale are pledged as collateral. The Company also has a $20 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. Interest on borrowings under this facility are based on LIBOR plus 1.5%. Mortgages held for resale are pledged as collateral. This facility is scheduled to expire on November 1, 1998. At January 31, 1998 a total of $153.2 million was outstanding these facilities.

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

         The Company utilizes four funding sources to finance its residual interest in securitizations and mortgage servicing rights: proceeds from $4.9 million and $10 million debenture offerings that were completed in July 1993 and December 1996, a bank credit facility, which was first made available to the Company in April 1993, and a subordinated term loan closed in July 1996. The $4.9 million and the $10.0 million series of debentures, as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income. The debenture offering completed in April 1993 was terminated March 17, 1997. The credit facility, which is currently at $28.5 million, is with Texas Commerce Bank, N.A. and is enhanced by a stand-by Note Purchase Agreement between Texas Commerce Bank, N.A. and the Policemen and Firemen Retirement System of the City of Detroit (the "Fund") whereby the Fund has agreed to provide payment to Texas Commerce Bank, N.A. upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and provide it with an option to purchase up to 5% of the

Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At January 31, 1998, $22.9 million was outstanding under the Texas Commerce Bank, N.A. credit facility. The subordinated term loan, a $15 million loan and financing agreement with the Fund, has been provided to expand the Company's non-conforming lending business and to finance residual interest in securitizations. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001 equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. Under conditions of this agreement, the lender was issued 30,197 shares of the Company's common stock. This represented 6% of the outstanding unrestricted shares at July 18, 1996. As part of the agreement the lender has the right to "put" these shares back to the Company on August 1, 2006 or upon default under a number of different scenarios.

         On March 6, 1998, the Company executed a $30.0 million subordinated term loan with the Fund. This loan has been provided to allow the Company to continue to expand its non-conforming lending business and finance residual interest in securitizations. The loan accrues interest at 12% and is payable quarterly. Commencing March 1, 2007, equal quarterly payments of principal and interest will be paid until the loan terminates on January 31, 2010. Upon execution of the agreement, the Fund was issued warrants convertible to 4% of the Company's outstanding common shares on a fully diluted basis.

         The Company also utilizes proceeds from a $6.0 million debenture offering completed in December 1997 and a $10.0 million debenture offering currently being sold, as well as operating cash flows, to finance its expansion into new markets and products.

         During fiscal 1998, the Company's operating activities used $105.2 million. Increases in "Mortgages Held for Resale" and "Accounts Receivable-Mortgages Sold" used $102.3 million. The Company used $24.7 million to increase residual interest in securitizations. These uses of cash were offset by a $13.4 million increase in accounts payable. Sales of mortgage servicing rights were primarily responsible for the $9.2 million provided by investing activities. In financing activities, the Company used proceeds from notes payable of $974.2 million to fund mortgage loans, land contracts, interest spread receivable and mortgage servicing rights. Proceeds from sales of these assets of $879.8 million were used to make payments on notes payable.

RESULTS OF OPERATIONS

         Revenue for the year ended January 31, 1998 increased by 35.5% to $79.8 million. Revenue for the year ended January 31, 1997, increased by 40.5% to $58.9 million as compared to $42.0 million for the fiscal year ended January 31, 1996. Net earnings increased by 269.8% to $2,830,035 for fiscal 1998 as compared to net earnings of $765,338 for fiscal 1997. Net earnings in fiscal 1997 had increased from a net earnings of $615,530 in fiscal 1996. Revenues increased in fiscal 1998 in gains on sales of land contracts and real estate, mortgage origination fees and gains on sales of mortgages, interest income and other income. The $26,378,418 increase in origination fees and gains on sales of mortgages was the most significant. Revenues related to sales of real estate to related parties, sales of servicing rights and loan servicing fees decreased during fiscal 1998. In fiscal 1997 revenue increased in virtually every revenue item. The most substantial increase, $10,522,661, occurred in mortgage origination fees and gain on sale of mortgages. Interest income and servicing fees increased $2,265,185 and $2,255,648, respectively. The $2,064,697 earnings increase in fiscal 1998 primarily resulted from the significant increase in the origination and subsequent sale of non-conforming mortgages. The increase in earnings in fiscal 1997 resulted from increased overall revenues, specifically in non-conforming originations.

         Mortgage origination fees, including gains on sale from loan resale transactions, for fiscal 1998, increased to $51.24 million as compared to $24.86 million in fiscal 1997, an increase of 106.1%. Such mortgage origination fees had increased in fiscal 1997 from $14.34 million in fiscal 1996. The total dollar volume of loans originated increased by 17.0% to $948 million, for fiscal 1998, up from $810 million for fiscal 1997 which represented a 28.2% increase from $632 million in fiscal 1996. The total number of loans produced increased 25.5% from 10,107 in fiscal 1997 to 12,686 in fiscal 1998. The total number of loans produced increased 27.5% from 7,928 in fiscal 1996 to 10,107 in fiscal 1997. The average loan balance decreased to $74,728 in fiscal 1998 from $80,118 in fiscal 1997 and $79,753 in fiscal 1996. Increased mortgage originations in fiscal 1998 and 1997 resulted from steady (relatively low) interest rates, strong home buying and building markets and the continued addition of new loan origination branches. Included in mortgage origination fees are gains and losses on sale from loan resale transactions of $43.30 million in fiscal 1998, $12.51 million in fiscal 1997 and $(6.07) million in fiscal 1996.

         In fiscal 1998, wholesale originations totaled $395.94 million, in fiscal 1997, approximately $195.71 million and in fiscal 1996, approximately $140.71 million. The increase in wholesale originations from fiscal 1997 to fiscal 1998 was the result of the Company focusing its wholesale efforts on non-conforming wholesale originations which increased from $108.93 million to $288.62 million, respectively. Non-conforming wholesale originations in fiscal 1997 increased to $108.93 million from $52.49 million in fiscal 1996.

         Mortgage origination revenues as a percent of total mortgage origination volume increased from 2.3% in fiscal 1996 to 3.1% in fiscal 1997 to 5.4% in fiscal 1998. The increase in fiscal 1997 was attributable, primarily, to the continued increase in the volume of non-conforming loan production. Fiscal 1998's increase also can be attributed to increased volumes of non-conforming loan production as well as more favorable pricing the Company received on its bulk sales and increased sales to a third party for purposes of securitization during the year.

         The Company recorded revenues of $4.47 million related to the sale of bulk servicing rights of $1.3 billion during fiscal 1998 as compared to $5.23 million on bulk sales of $1.8 billion in fiscal 1997. Gains on bulk sales as a percent of servicing rights sold increased to 0.34% for fiscal 1998 from 0.29% in fiscal 1997. Revenues from bulk sales of servicing in fiscal 1996 were $4.73 million, 0.5% of servicing rights sold. Prices obtained in the market for these servicing rights have remained consistent over the three year period. The amount of servicing rights sold involving servicing previously purchased has the most significant impact in these revenues. The Company's basis in these servicing rights is much greater than in originated servicing.

         Interest income increased from $5.90 million in fiscal 1996 to $8.20 million in fiscal 1997, an increase of 39.0%, and increased to $9.3 million in fiscal 1998, an increase of 13.4% as compared to fiscal 1997. Interest income is earned primarily on loans held by the Company pending resale in the secondary market. The increases in fiscal 1998 and fiscal 1997 resulted from increased production volumes in general and specifically increased non-conforming production volumes which typically carry higher interest rates. In fiscal 1998 the Company also typically held inventory of non-conforming mortgages for longer periods to take advantage of better pricing offered in the market for larger bulk sales.

         Servicing fee revenue increased from $6.24 million in fiscal 1996 to $8.50 million in fiscal 1997, an increase of 36.2%, and decreased to $4.56 million in fiscal 1998, a decrease of 46.4% as compared to fiscal 1997. In fiscal 1997 as compared to fiscal 1996, the Company's loan servicing portfolio decreased from $2.2 billion to $1.6 billion. The increased servicing fee revenue over the period was due to the timing of the Company's acquisition and sales of servicing rights. The Company sold $1 billion of servicing rights at the end of fiscal 1997. The Company also sold $188 million of servicing rights at the end of fiscal 1998. The average servicing revenue per loan increased from $286 to $350 for the years ended January 31, 1996 and 1997, respectively and decreased to $276 for the year ended January 31, 1998. Servicing fees, measured in terms of an average percentage applied to the amount of the outstanding mortgage, have not materially changed from year to year.

         The gains on the sale of real estate-related parties increased from approximately $4.2 million in fiscal 1996 to $8.2 million in fiscal 1997 and decreased in fiscal 1998 to $4.2 million. This reflects the Company's strategy to develop its business of real estate limited partnership syndications through a former subsidiary. During fiscal 1998, 1997, and 1996, 704, 820, and 723 income producing properties were sold. Typically, these properties are acquired in distressed situations, requiring rehabilitation expenditures or having substantial tax delinquencies which need to be paid.

         Gains on the sale of land contracts were $3.0 million during fiscal 1996, increased to $3.4 million in fiscal 1997 and again increased to 4.0 million in fiscal 1998. These increases are due primarily to an increase in the number of loan originators employed by the Company and increased marketing efforts. The Company syndicated 12 pass-through pools and sold land contracts with a total of $20.6 million of real estate related loans in fiscal 1998. In fiscal 1997, the Company syndicated 16 pass-through pools of real estate related loans and sold land contracts with a total of $20.9 million of loans, as compared to 15 pools with a total of $21.9 million of loans in fiscal 1996. Gains as a percentage of total syndication and sales increased from 13.6% in fiscal 1996, to 13.6 % in fiscal 1997, and 19.4% in fiscal 1998. These percentages are consistent with past results.

         Expenses for fiscal 1998 increased by $17.8 million over fiscal 1997, from a total of $57.5 million to a total of $75.3 million, an increase of 31.0%. Expenses for fiscal 1997 increased by $16.7 million over fiscal 1996, from a total of $40.8 million to $57.5 million, an increase of 40.9%. These increases were in line with the overall increase in revenue during these three years. Higher expenses directly resulted from increases in virtually every category of revenue, reflecting the Company's overall growth to meet increases in production levels and number of loans serviced. As a percentage of revenue, however, payroll and commissions dropped from 42.6% to 40.8% and 40.8% for fiscal 1996, fiscal 1997 and fiscal 1998, respectively. These continued improvements in efficiency have resulted from the Company's commitment to keeping up with the available technology in the industry. Interest expense increased in fiscal 1998 to $16.9 million from $11.4 million in fiscal 1997 and $7.6 million in fiscal 1996, following increased production levels. As a percentage of revenue, interest expense has been 21.2%, 19.4% and 18.0% for fiscal 1998, 1997 and 1996, respectively. General and administrative expense remained consistent at 24.1%, 24.8% and 24.1%, as a percentage of revenue for fiscal 1998, 1997 and 1996, respectively. Amortization expense increased from $3.3 million in fiscal 1996 to $4.9 million in fiscal 1997 and decreased to $3.7 million in fiscal 1998. The increase in fiscal 1997 was due primarily to the size of the servicing portfolio over the period. Fiscal 1998's decreases corresponded to the decreasing servicing portfolio.

         The Company is party to financial instruments with off-balance-sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest rate risk. These financial instruments include commitments to extend credit and forward contracts to deliver and sell loans to investors. The Company is exposed to credit loss in the event of nonperformance by the counter-parties. However, the Company does not anticipate such nonperformance and the Company's exposure to credit risk with respect to commitments to extend credit are limited due to the non-recourse nature of the loans upon sale to investors meeting certain requirements. At January 31, 1996, 1997 and 1998, respectively, the

Company had approved loans that had not yet closed amounting to approximately $74.3 million, $40.1 million and $104.4 million. See Note 9 of Notes to Consolidated Financial Statements.

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

         The total dollar volume of land contracts purchased and originated have been consistent at $21.9 million, $20.9 million and $20.6 million for fiscal 1996, fiscal 1997, and fiscal 1998, respectively. The Company's land contract originations volume tends to run counter-cyclical to the mortgage origination cycle described above. As mortgage interest rates increase, especially above 11%, the use of land contract financing increases and has a positive impact on land contract originations. As interest rates decrease, mortgage financing activity increases and land contract originations tend to decrease.

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

SEASONALITY

         The mortgage banking industry is usually subject to an unpredictable degree of seasonal trends. These trends reflect the general pattern of nationwide home sales. Such sales typically peak during the spring and summer seasons and decline to lower levels from October through January. In an effort to mitigate this, the Company has opened branch offices in Florida, Texas, California, Georgia, Louisiana and North and South Carolina.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information called for by this Item 8 is hereby incorporated by reference from the Company's Consolidated Financial Statements, including the reports of independent certified public accountants thereon, beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information about the directors and executive officers of MCAFC.

Name and Age                        Principal Position(s) Held with MCAFC
------------                        -------------------------------------
Patrick D. Quinlan, 51              Chairman, Chief Executive Officer and Director
Thomas P. Cronin, 51                Vice Chairman and Director
Lee P. Wells, 37                    President, Chief Operating Officer and Director
Keith D. Pietila, 48                Executive Vice President, Chief Financial Officer and Director
Alexander J. Ajemian, 34            Senior Vice President, Controller and Treasurer
James B. Quinlan, 46                Director
C. Thompson Wells, Jr., 57          Director
D. Michael Jehle, 48                Director

         The Board of Directors is divided into three classes, with each class serving a three-year term. At each annual meeting of the shareholders, directors in the class whose term expires are elected to serve a three-year term. Patrick
D. Quinlan, C. Thompson Wells and D. Michael Jehle are serving for a term ending at the annual meeting of shareholders to be held in 1998. Keith D. Pietila and James B. Quinlan are serving for a term ending at the annual meeting of shareholders to be held in 1999. Lee P. Wells and Thomas P. Cronin are serving for a term ending at the annual meeting of shareholders to be held in 2000.

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

THOMAS P. CRONIN has been Vice Chairman of MCAFC since July 1995 and a director of MCAFC since January 1993. Mr. Cronin also serves as Vice Chairman of Matrix Capital Bank, an unaffiliated third party. Mr. Cronin served as Chief Executive Officer of MCA Mortgage from November 1993 until November 1996. Mr. Cronin served as President of MCA Mortgage from October 1992 until November 1993 and has been a director of MCA Mortgage since August 1992. From October 1990 until October 1992, Mr. Cronin was an Executive Vice President of MCA. From 1977 until 1990, Mr. Cronin was a member of the Chicago Board of Trade and a licensed floor broker with the Commodity Futures Trading Commission.

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

C. THOMPSON WELLS, JR., has been a director of MCAFC since its inception and previously served in the same capacity with MCA Mortgage from 1990 until July 1992. Since September 1996, Mr. Wells has served as President and Chief Executive Officer of RIMCO Financial Corp., a company affiliated with MCAFC. Since 1987, Mr. Wells has been the President of Wells' System, Inc., a consulting firm, and has been involved in child care centers as the Chief Executive Officer of three primary entities: Discovery Learning Centers, Discovery Learning Centers Limited Partnership and Kids at Work, operating through 25 other related secondary entities. Of these entities four filed bankruptcy petitions in 1991 and 1992. Two entities have completed their liquidations and the other two entities' petitions under the Bankruptcy laws have been dismissed. Mr. Wells is also the President and a director of Austin Kids, Inc., which filed a bankruptcy petition in December 1994 and for which an order confirming its plan of reorganization was entered in April 1995. C. Thompson Wells, Jr. is the father of Lee P. Wells. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

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

                          SUMMARY COMPENSATION TABLE

                                                                         Long-Term
                                                                        Compensation
                                Annual Compensation                         Awards
                                 -------------------        Other      -------------
Name                                                        Annual       Restricted       All Other
Principal                       Fiscal                      Compen-         Stock         Compen-
Position                        Year    Salary     Bonus    sation        Awards(1)       sation (2)
-------------------             ----   --------   -------   --------   -------------      ---------
Patrick D. Quinlan -            1998   $216,250   $32,500   $   --     $   --             $ 23,256
  Chairman                      1997    208,061      --         --         --               23,172
  and Chief Executive Officer   1996    206,458      --         --         --               16,048

Thomas P. Cronin -              1998   $143,149   $  --     $   --      14,819            $  9,670
  Vice Chairman                 1997    224,136      --         --         --                9,670
                                1996    218,099      --         --         --                9,670

Lee P. Wells -                  1998   $200,133   $40,000   $   --     $   --             $  1,956
  President and Chief           1997    170,000    26,675       --         --                1,766
  Operating Officer             1996    159,583    19,500       --         --                2,146

Keith D. Pietila -              1998   $176,333   $30,000   $   --     $   --             $ 11,742
  Chief Financial               1997    160,000    30,000       --         --               11,640
  Officer and Executive         1996    153,333    25,000       --         --               11,552
  Vice President

Alexander J. Ajemian            1998   $115,500   $10,000   $   --     $29,664            $   --
  Controller, Treasurer and     1997    100,000    15,000       --         --                 --
  Senior Vice President         1996     94,375    10,000       --         --                 --

---------------------
(1) During fiscal 1998, Mr. Cronin was awarded 1,665 shares of restricted stock with a value of $14,819 with 555 shares vesting in each of fiscal 1998, 1999 and 2000. As of January 31, 1998, Mr. Cronin held 1,110 shares of restricted stock with a value of $9,879. During fiscal 1998, Mr. Ajemian was awarded 3,333 shares of restricted stock with a value of $29,664, with 1,111 shares vesting in each of fiscal 1998, 1999 and 2000. As of January 31, 1998, Mr. Ajemian held 2,222 shares of restricted stock with a value of $19,776. Dividends are payable on the restricted stock when paid on the Company's Common Stock.
(2) Represents for each of the Named Executive Officers, premiums paid by the Company for life insurance for the last fiscal year.

          For the year ended January 31, 1998, the Company paid non-employee directors an annual fee of $20,000 and paid James B. Quinlan an additional annual fee of $10,000 for serving on the board of MCA Mortgage. This policy is subject to review annually.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Patrick D. Quinlan, Keith D. Pietila and Lee P. Wells served on the Compensation Committee of the Board of Directors of the Company during the year ended January 31, 1998. Each of Messrs. Quinlan, Pietila and Wells is a director and executive officer of the Company. Messrs. Quinlan and Wells are executive officers and directors of RIMCO Financial Corporation and certain of its subsidiaries and Mr. Jehle is a director of RIMCO Financial Corporation. Messrs. Wells and Pietila are also directors and officers of Property Corporation of America ("PCA") and Mr. Quinlan is a director of PCA. Mr. Pietila is an officer and director of U.S. Mutual Financial Corporation.

         Included in other income is $300,000 for fiscal 1998 attributable to rental charges to RIMCO Financial Corporation for use of a portion of the Company's office space.

         During fiscal 1998 the Company recognized a gain of $3,711,011 on the sale of properties purchased from unrelated third parties and subsequently sold to limited partnerships whose general partner is owned by Patrick D. Quinlan and Lee P. Wells. During fiscal 1998, the Company paid commissions in connection with the acquisition of these properties totaling $1,689,600 to RIMCO Financial Corp. which is owned equally by Patrick D. Quinlan, Lee P. Wells and Leroy G. Rogers.

         During the year ended January 31, 1998 the Company and certain affiliated companies entered into real estate and financing transactions with Detroit Revitalization, Inc. ("DRI"). DRI is a not-for-profit corporation formed in 1994 to assist in the revitalization of Detroit housing stock. The Chairman of the Board of DRI functions as a consultant to the Company and also is a member of the Board of U.S. Mutual Financial Corporation ("U.S. Mutual"). In fiscal 1998 the Company recognized net gains of $539,000 on sales of real estate to DRI and $980,000 of real estate commissions in connection with DRI's sales of homes to individuals.

         The Company provides accounting and administrative services to U.S. Mutual and receives a base monthly fee of $3,000 plus additional amounts as periodically agreed to by the respective parties. U.S. Mutual is a publicly-owned corporation; however Patrick D. Quinlan together with his wife, Cheryl J. Quinlan, and James B. Quinlan, their brother John E. Quinlan and their mother Bonnie B. Quinlan collectively own approximately 15% of the outstanding voting stock of U.S. Mutual, and it is therefore considered an affiliate of the Company, as defined by the Securities and Exchange Commission. The service arrangement between the Company and U.S. Mutual can be terminated by either party at any time. The Company earned $36,000 in management fees for administrative services provided to U.S. Mutual during fiscal 1998. Keith D. Pietila is a director of U.S. Mutual.

         From time to time the Company has retained Consulting Services of America, Inc. ("CSA") as a consultant for specific long range planning and other projects. John E. Quinlan, the brother of Patrick and James Quinlan, is a shareholder, director and executive officer of CSA. For their services, CSA charges the Company its normal billing rate of $150 per hour, and receives a minimum retainer of $5,000 per month. During fiscal 1998 the Company paid $77,000 in consulting fees to CSA.

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

         From time to time the Company has made working capital loans to related entities, and these entities have entered into transactions in the ordinary course of business with the Company pursuant to which the Company accrues net payables to these entities. At January 31, 1998, the Company's accounts receivable from these related entities, net of accounts payable to these entities, were $934,000 due from RIMCO Financial Corp., a company owned by Patrick D.
Quinlan, Lee P. Wells and Leroy G. Rogers, $1,265,000 due from PCA, the common stock of which is owned by Patrick D. Quinlan and Lee P. Wells and $1,100,000 due from DRI. In addition, there is $3,170,000 due from investor pass-through pools sponsored by MCA Mortgage or MCA and limited partnerships sponsored by other affiliates of the Company.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information as of April 1, 1998, regarding each person known by the Company to own more than five (5%) percent of the issued and outstanding shares of Common Stock of the Company, each current director, each of the Named Executive Officers and all directors and executive officers of the Company as a group. Unless otherwise noted, each person is the record owner of the shares indicated and possesses the sole voting and investment power with respect to such shares. Unless otherwise noted, the address for each person is 23999 Northwestern Hwy., Southfield, Michigan 48075.


                                                        Amount and
                                                        Nature of      Percent
                                                        Beneficial        of
         Name and Address                               Ownership      Class(1)
         ----------------                               ---------      --------
         Patrick D. Quinlan                             112,135(2)       18.02%
         James B. Quinlan                                55,734(3)        8.95%
                17150 Kercheval Ave.
                Grosse Pointe, Michigan  48230
         C. Thompson Wells, Jr.                          89,553(4)       14.38%
         Lee P. Wells                                    48,372(2)        7.77%
         NML, Inc.                                       33,700(2)        5.41%
         David C. Wells                                  27,722           4.45%
         Keith D. Pietila                                28,167           4.53%
         Thomas P. Cronin                                14,865(5)        2.39%
         D. Michael Jehle                                25,000(5)        4.02%
         Janet K. Wells                                  86,200(4)       13.85%
                3 Sycamore
                Grosse Pointe, Michigan 48230
         Alexander J. Ajemian                            11,613(5)        1.87%
         All executive officers and
         directors as a group (8 persons)         419,119(2)(4)(5)       67.34%

----------------
(1) As of April 1, 1998, there were 622,413 shares of Common Stock of the Company outstanding. This number includes 78,101 shares of Common Stock which are subject to forfeiture.
(2) Patrick D. Quinlan owns 50% of NML, Inc. and Lee P. Wells owns 50% of NML, Inc.
(3) These 55,734 shares are held by Standard Home Mortgage, Inc., a corporation wholly owned by James B. Quinlan.
(4) Janet K. Wells holds 86,200 shares in a revocable trust and has voting and investment power with respect to these shares. Ms. Wells is the wife of C. Thompson Wells, Jr., who disclaims beneficial ownership of these shares.

(5) Includes the following shares that were issued pursuant to compensation arrangements and are subject to forfeiture: Mr. Cronin - 1,110 shares; Mr. Jehle - 8,000 shares; Mr. Ajemian - 2,222 shares; and all executive officers and directors as a group - 11,332 shares.




ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

(a)      Financial Statements, Schedules and Exhibits

1.       The following consolidated financial statements are filed herewith:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of January 31, 1998 and 1997
Consolidated Statements of Income for the years ended January 31, 1998, 1997, and 1996
Consolidated Statements of Stockholders' Equity for the years ended
  January 31, 1998, 1997, and 1996
Consolidated Statements of Cash Flows for the years ended January 31, 1998,
  1997, and 1996.
Notes to Consolidated Financial Statements

2.       Financial Statement Schedules:   NONE

3.       Exhibits:

Exhibit
Number            Description of Exhibit
------            ----------------------
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

4.1               Indenture, dated as of December 30, 1994, between the Registrant and First Fidelity Bank,
                  N.A., as Trustee, relating to the Registrant's 11% Asset-Backed Subordinated Debentures,

                  Series 1996, Due June 30, 2000 (previously filed as Exhibit 4.1 to the Registrant's
                  Registration Statement on Form S-1, File No. 33-98644, and incorporated herein by reference).
4.2               First Supplemental Indenture between the Registrant and First Fidelity Bank, N.A. dated as of October 10, 1995 (previously filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K for the period ended January 31, 1996, and incorporated herein by reference).

4.3               Indenture between Registrant and First Union National Bank relating to Registrant's 11%
                  Subordinated Debentures, Series 1997, Due June 1, 2003 (previously filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, File No. 333-27307 and incorporated herein by reference).

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

10.3              Seventh and Eighth Amendments to Exhibit 10.1 (previously filed as Exhibit 10.27 to the
                  Registrant's Annual Report on Form 10-K for the period ended January 31, 1997, and incorporated herein by reference).

10.4              Credit Enhancement Umbrella Agreement, dated April 30, 1993, by and among the Registrant,
                  MCA Mortgage Corporation, First American Mortgage Associates, Inc. and The Board of Trustees
                  of the Policemen and Firemen Retirement System of the City of Detroit (previously filed as
                  Exhibit 10.18 to the Registrant's Registration Statement on Form SB-2, File No. 33-63206C,
                  and incorporated herein by reference).

10.5              First Amendment to Credit Enhancement Umbrella Agreement, dated December 27, 1993, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America and the
                  Board of Trustees of the Policemen and Firemen Pension Fund of the City of Detroit, amending
                  Exhibit No. 10.7 (previously filed as Exhibit 10.21 to the Registrant's Annual Report on
                  Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.6              Second Amendment to Credit Enhancement Umbrella Agreement, dated May 26, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America
                  and the Board of Trustees of the Policemen and Firemen Pension Fund of the City of
                  Detroit, amending Exhibit No. 10.7 (previously filed as Exhibit 10.2 to the Registrant's
                  Quarterly Report on Form 10-QSB for the period ended April 30, 1994, and incorporated herein by reference).

10.7              Third Amendment to Credit Enhancement Umbrella Agreement, dated September 8, 1994, by and among the Registrant, MCA Mortgage Corporation, Mortgage Corporation of America and the
                  Board of Trustees of the Policemen and Firemen Pension Fund of the City

                  of Detroit, amending Exhibit No. 10.7 (previously filed as Exhibit 10.31 to Amendment No. 2 to the Registrant's Registration Statement on Form SB-2, File No. 33-79190, and incorporated herein by reference).

10.8              Piggyback Rights Agreement, dated April 30, 1993, between the Registrant and The Board of
                  Trustees of the Policemen and Firemen Retirement System of the City of Detroit (previously filed as Exhibit 10.19 to the Registrant's Registration Statement on Form SB-2, File No.
                  33-63206C, and incorporated herein by reference).

10.9              *Form of Stock Redemption Agreement, dated January 20, 1994, between the Registrant and each of Patrick D. Quinlan, James B. Quinlan, Keith D. Pietila, Thomas P. Cronin, Lee P.
                  Wells and David C. Wells (previously filed as Exhibit 10.24 to the Registrant's Annual
                  Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.10             Mortgage Loan Participation Agreement, dated May 19, 1993, between MCA Mortgage Corporation and Paine Webber Real Estate Securities Inc. (previously filed as Exhibit 10.26 to the
                  Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1994, and incorporated herein by reference).

10.11             Conforming Mortgage Loan Participation Agreement, dated May 19, 1993, between MCA
                  Mortgage Corporation and Paine Webber Real Estate Securities Inc. (previously filed as
                  Exhibit 10.27 to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended
                  January 31, 1994, and incorporated herein by reference).

10.12             Mortgage Loan Repurchase Agreement, dated November 1, 1995, between MCA Mortgage
                  Corporation, Mortgage Corporation of America and Paine Webber Real Estate Securities
                  Inc. (previously filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for
                  the period ended January 31, 1996, and incorporated herein by reference).

10.13             Loan and Financing Agreement, dated July 18, 1996, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on
                  Form 10-Q for the period ended October 31, 1996, and incorporated herein by reference).

10.14             Subordinated Promissory Note, dated July 18, 1996, by and among the Company and its subsidiaries, and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended October 31, 1996, and incorporated herein by reference).

10.15             Piggyback Rights Agreement, dated July 18, 1996, by and among the Company and the
                  Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit
                  (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the
                  period ended October 31, 1996, and incorporated herein by reference).

10.16             Put Agreement, dated July 18, 1996, by and among the Company and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit (previously filed as
                  Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the period ended
                  October 31, 1996, and incorporated herein by reference).

10.17             Escrow Agreement, dated July 18, 1996, by and among the Company and its subsidiaries, the Board of Trustees of the Policemen and Firemen Retirement System of the City of
                  Detroit (previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q
                  for the period ended October 31, 1996, and incorporated herein by reference).

10.18             Loan Agreement, dated September 3, 1996, by and among the Company, MCA Mortgage
                  Corporation, Mortgage Corporation of America and Texas Commerce Bank National
                  Association (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form
                  10-Q for the period ended October 31, 1996, and incorporated herein by reference).

10.19             Securitization Access Agreement, dated November 1, 1996, by and among MCA Financial
                  Corp., MCA Mortgage Corporation, Mortgage Corporation of America, Advanta Mortgage
                  Conduit Services, Inc. and Advanta Mortgage Corp. USA (previously filed as Exhibit 10.35 to the Registrant's Annual Report for the fiscal year ended January 31, 1997, and incorporated herein by reference).

10.20             Amended and Restated Securitization Access Agreement, amended as of February 21, 1997, by and among MCA Financial Corp., MCA Mortgage Corporation, Mortgage Corporation
                  of America, Advanta Mortgage Conduit Services Inc. and Advanta Mortgage Corp. USA
                  (previously filed as Exhibit 10.36 to the Registrant's Annual Report for the fiscal year ended
                  January 31, 1997, and incorporated herein by reference).

10.21             Revolving Credit Loan Agreement, dated June 30, 1997, by and among the Company and its subsidiaries and Texas Commerce Bank, N.A. (previously filed as Exhibit 10.1 to the
                  Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1997, and incorporated herein by reference).

10.22             Mortgage Purchase and Sale Agreement, commencing March 1, 1997, by and among the
                  Company and its subsidiaries and Prudential Securities Realty Funding Corporation
                  (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the
                  period ended July 31, 1997, and incorporated herein by reference).

10.23             Senior Secured Warehouse Credit Agreement, dated October 31, 1997, by and among the Company and its subsidiaries and a Syndicate of Warehouse Lenders, Texas Commerce Bank, N.A.,
                  Warehouse Agent (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on
                  Form 10-Q for the period ended October 31, 1997, and incorporated herein by reference).

10.24             Senior Secured Seasoned Warehouse Credit Agreement, dated October 31, 1997, by and among the Company and its subsidiaries and a Syndicate of Warehouse Lenders, Texas
                  Commerce Bank N.A., Warehouse Agent (previously filed as Exhibit 10.2 to the
                  Registrant's Quarterly  Report on  Form 10-Q for the period ended October 31, 1997, and incorporated herein by reference).

10.25             Lease Agreement between the Company and Northwestern Corporate Center Associates Limited
                  Partnership (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form
                  10-Q for the period ended October 31, 1997, and incorporated herein by reference).

10.26             *MCA Financial Corp. 1997 Employee Stock Incentive Plan (filed herewith).

10.27             Second Loan and Financing Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement
                  System of the City of Detroit (filed herewith).

10.28             Subordinated Promissory Note, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit (filed herewith).

10.29             Escrow Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of
                  Detroit (filed herewith).

10.30             Common Stock Warrant, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit (filed herewith).

10.31             First Amendment to the Amended and Restated Credit Enhancement Umbrella Agreement,
                  dated as of June 30, 1997, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit (filed herewith).

10.32             Purchase Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of
                  Detroit (filed herewith).

10.33             Demand Registration Rights Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement
                  System of the City of Detroit (filed herewith).

10.34             Warrant Put Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit (filed herewith).

10.35             Warrant Piggyback Rights Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement
                  System of the City of Detroit (filed herewith).

12                Computation of Ratio of Earnings to Fixed Charges (filed herewith).

21                Subsidiaries of the Registrant (previously filed as Exhibit 10.21 to the Registrant's
                  Registration Statement on Form S-1, File No. 33-98644, and incorporated herein by reference).

27                Financial Data Schedule (EDGAR filing only)(filed herewith).

-------------
* Management contract or compensatory plan.

    (b)  Reports on Form 8-K.

                   The Company filed no reports on Form 8-K during the quarter ended January 31, 1998.

                               MCA FINANCIAL CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                JANUARY 31, 1998

                                 C O N T E N T S

                                                                   PAGE


CONSOLIDATED FINANCIAL STATEMENTS


    Report of Independent Certified Public Accountants             F-2


    Consolidated balance sheets                                    F-3


    Consolidated statements of income                              F-4


    Consolidated statements of stockholders' equity                F-5


    Consolidated statements of cash flows                          F-6


    Notes to consolidated financial statements                     F-9

               Report of Independent Certified Public Accountants


To the Board of Directors of
      MCA FINANCIAL CORP.


We have audited the accompanying consolidated balance sheets of MCA Financial Corp. and Subsidiaries as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MCA Financial Corp. and its Subsidiaries as of January 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

As described in note 1, in February 1996, the Company adopted Statement of Financial Accounting Standards No. 122, "Accounting for Certain Mortgage Servicing Rights".



/s/ Doeren Mayhew                               /s/ Grant Thornton LLP
Doeren Mayhew                                   Grant Thornton LLP
Troy, Michigan                                  Detroit, Michigan
April 28, 1998

                               MCA FINANCIAL CORP.



                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                     JANUARY 31,
                                                                                 1998            1997
                                                                             ------------   ------------
    Cash                                                                     $  1,533,143   $  3,096,993
    Land contracts held-for-resale                                             20,741,228     10,351,425
    Mortgages held-for-resale                                                 102,190,985     54,430,155
    Accounts receivable - mortgages sold                                       69,994,544     15,489,908
    Accounts receivable                                                        10,878,886     16,997,311
    Accounts receivable - related parties                                       7,480,642      6,827,285
    Mortgage servicing rights - net                                             3,270,904     16,324,263
    Residual interests in securitizations-net                                  27,036,087      7,987,053
    Investments                                                                 2,907,235      2,571,750
    Property and office equipment                                               5,940,988      5,582,612
    Deferred charges and other assets                                           7,038,120      5,333,058
                                                                             ------------   ------------

              Total assets                                                   $259,012,762   $144,991,813
                                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Notes payable                                                            $178,438,476   $ 83,975,834
    Subordinated debentures                                                    16,054,000     15,542,000
    Subordinated notes payable                                                 15,000,000     15,000,000
    Accounts payable                                                           29,064,099     15,705,913
    Accounts payable - related parties                                            921,913      1,043,842
    Accrued interest and other expenses                                         4,440,564      2,419,048
    Deferred federal income tax                                                 1,479,000        400,000
                                                                             ------------   ------------

              Total liabilities                                               245,398,052    134,086,637
                                                                             ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                        --             --

REDEEMABLE COMMON STOCK                                                           278,261        256,373

STOCKHOLDERS' EQUITY
    Common stock
       Authorized 3,750,000 shares at January 31, 1998 and 1997.  No par, stated value $.01 each.  Issued and outstanding, 544,312 shares at
       January 31, 1998 and 503,281 shares at January 31, 1997                      5,443          5,033
    Preferred stock (Series A)
       Authorized 350,000 shares, $10 stated value, issued and outstanding
       203,022 shares at January 31, 1998 and 1997                              2,030,220      2,030,220
    Preferred stock (Series B)
       Authorized 750,000 shares, $10 stated value, issued and outstanding
       336,619 shares at January 31, 1998 and 1997                              3,366,190      3,366,190
    Additional paid-in capital                                                  4,007,854      3,664,976
    Retained earnings                                                           3,926,742      1,582,384
                                                                             ------------   ------------

              Total stockholders' equity                                       13,336,449     10,648,803
                                                                             ------------   ------------

              Total liabilities and stockholders' equity                     $259,012,762   $144,991,813
                                                                             ============   ============


           See accompanying notes to consolidated financial statements

                               MCA FINANCIAL CORP.


                        CONSOLIDATED STATEMENTS OF INCOME


                                                              YEAR ENDED JANUARY 31,
                                                        1998         1997           1996
                                                    -----------   -----------   -----------
REVENUES

    Gain on sale of land contracts                  $ 4,049,226   $ 3,437,662   $ 2,981,138
    Gain on sale of real estate                              --            --       750,800
    Gain on sale of real estate - related parties     4,249,557     8,247,201     6,529,708
    Gain on bulk sales of servicing rights            4,468,409     5,231,163     4,725,872
    Mortgage origination fees and gain on sale
       of mortgages                                  51,240,299    24,861,881    14,339,220
    Servicing fees                                    4,559,228     8,499,396     6,243,748
    Interest income                                   9,336,023     8,167,899     5,902,714
    Other income                                      1,947,167       481,138       477,810
                                                    -----------   -----------   -----------

          Total revenues                             79,849,909    58,926,340    41,951,010
                                                    -----------   -----------   -----------

EXPENSES

    Payroll                                          19,880,264    15,775,097    11,955,536
    Interest                                         16,941,032    11,426,082     7,565,044
    Commissions                                      12,810,421     8,257,703     5,929,844
    Professional services                             2,030,366     1,879,525     1,447,810
    Depreciation                                        727,833       687,333       554,904
    Amortization                                      3,714,979     4,869,475     3,259,131
    General and administrative                       19,224,979    14,626,787    10,111,211
                                                    -----------   -----------   -----------

          Total expenses                             75,329,874    57,522,002    40,823,480
                                                    -----------   -----------   -----------

INCOME BEFORE FEDERAL INCOME TAXES                    4,520,035     1,404,338     1,127,530

PROVISION FOR FEDERAL INCOME TAXES                    1,690,000       639,000       512,000
                                                    -----------   -----------   -----------

NET INCOME                                          $ 2,830,035   $   765,338   $   615,530
                                                    ===========   ===========   ===========

BASIC EARNINGS PER SHARE                            $      4.48   $       .59   $       .30
                                                    ===========   ===========   ===========

DILUTED EARNINGS PER SHARE                          $      4.02   $       .56   $       .28
                                                    ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                               MCA FINANCIAL CORP.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEAR ENDED JANUARY 31, 1998, 1997 AND 1996


                                                                  ADDITIONAL
                                   COMMON          PREFERRED       PAID-IN        RETAINED
                                    STOCK            STOCK         CAPITAL        EARNINGS          TOTAL
                                    -----            -----         -------        --------          -----
Balance - February 1, 1995       $      4,049    $  5,396,410   $  2,717,030    $  1,172,823    $  9,290,312

    Net income                           --              --             --           615,530         615,530
    Issuance of common stock              444            --          764,300            --           764,744
    Repurchase of common stock             (7)           --          (24,079)           --           (24,086)
    Preferred stock dividends            --              --             --          (485,640)       (485,640)
                                 ------------    ------------   ------------    ------------    ------------

Balance - January 31, 1996              4,486       5,396,410      3,457,251       1,302,713      10,160,860

    Net income                           --              --             --           765,338         765,338
    Issuance of common stock              547            --          207,725            --           208,272
    Preferred stock dividends            --              --             --          (485,667)       (485,667)
                                 ------------    ------------   ------------    ------------    ------------

Balance - January 31, 1997              5,033       5,396,410      3,664,976       1,582,384      10,648,803

    Net income                           --              --             --         2,830,035       2,830,035
    Issuance of common stock              410            --          342,878            --           343,288
    Preferred stock dividends            --              --             --          (485,677)       (485,677)
                                 ------------    ------------   ------------    ------------    ------------

Balance - January 31, 1998       $      5,443    $  5,396,410   $  4,007,854    $  3,926,742    $ 13,336,449
                                 ============    ============   ============    ============    ============



          See accompanying notes to consolidated financial statements

                               MCA FINANCIAL CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     YEAR ENDED JANUARY 31,
                                                                            1998            1997              1996
                                                                       -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   2,830,035    $     765,338    $     615,530

   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                        4,442,812        5,556,808        3,814,035
      Issuance of common stock                                               365,176          207,970          165,744
      Decrease (increase) in land contracts
          held-for-resale                                                (10,389,803)       1,133,452       (2,175,379)
      Origination and purchase of mortgages
          held-for-resale                                               (948,005,000)    (794,266,291)    (632,281,000)
      Sale of mortgages held-for-resale                                  900,244,170      803,142,508      585,277,031
      Increase in accounts receivable -
          mortgages sold                                                 (54,504,636)     (15,489,908)            --
      Decrease (increase) in accounts receivable                           6,118,425       (7,274,784)       4,432,277
      Decrease (increase) in accounts receivable -
          related parties                                                   (653,357)        1,428,805         (986,951)
      Increase in residual interests in securitizations                  (19,049,034)      (7,987,053)            --
      Increase in deferred charges and other assets                       (2,981,558)      (1,104,199)      (2,123,743)
      Increase (decrease) in accounts payable                             13,358,186       (9,500,774)       9,852,602
      Increase (decrease) in accounts payable -
          related parties                                                   (121,929)        (649,469)         193,729
      Increase in accrued interest and other expenses                      2,021,516          360,968        1,071,831
      Increase in deferred Federal income taxes                            1,079,000          100,000          100,000
                                                                       -------------    -------------    -------------

                Net cash used in operating activities                   (105,245,997)     (23,576,629)     (32,044,294)



         See accompanying notes to consolidated financial statements

                               MCA FINANCIAL CORP.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEAR ENDED JANUARY 31,
                                                               1998            1997              1996
                                                           -------------    -------------    -------------
       Net cash used in operating activities -
          total from previous page                         $(105,245,997)   $ (23,576,629)   $ (32,044,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales (purchases) of mortgage servicing rights - net      10,614,876        7,175,299      (12,125,632)
    Decrease (increase) in investments                          (335,485)         (78,934)          36,912
    Capital expenditures                                      (1,086,209)      (1,207,774)      (1,073,420)
                                                           -------------    -------------    -------------

              Net cash provided by (used in)
                 investing activities                          9,193,182        5,888,591      (13,162,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                              974,220,438      814,899,838      548,960,490
    Payments on notes payable                               (879,757,796)    (817,727,548)    (507,680,156)
    Net proceeds from subordinated debentures                    512,000        6,368,000        4,236,000
    Proceeds from subordinated notes payable                        --         15,000,000             --
    Repurchase of common stock                                      --               --            (25,086)
    Dividends on preferred stock                                (485,677)        (485,667)        (485,640)
                                                           -------------    -------------    -------------

              Net cash provided by financing activities       94,488,965       18,054,623       45,005,608
                                                           -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH                               (1,563,850)         366,585         (200,826)

CASH - BEGINNING                                               3,096,993        2,730,408        2,931,234
                                                           -------------    -------------    -------------

CASH - ENDING                                              $   1,533,143    $   3,096,993    $   2,730,408
                                                           =============    =============    =============



         See accompanying notes to consolidated financial statements

                              MCA FINANCIAL CORP.

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                ------------------------------------------------


                                            YEAR ENDED JANUARY 31,
                                      1998           1997        1996
                                   -----------   -----------  ------------
Cash paid during the period for:

Interest                           $16,267,847   $10,950,833   $ 7,435,339
                                   ===========   ===========   ===========

Income taxes                       $   250,000   $   412,000   $    66,506
                                   ===========   ===========   ===========

During the year ended January 31, 1998, the Company issued 38,569 shares of common stock to employees and recognized $343,264 in compensation expense. The Company also issued 2,462 shares of redeemable common stock as part of a loan agreement with the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit and recorded $21,912 of expense.

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



         See accompanying notes to consolidated financial statements

                               MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JANUARY 31, 1998, 1997 AND 1996




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements at January 31, 1998, 1997 and 1996 include the accounts of MCA Financial Corp. (MCAFC) and its wholly owned subsidiaries MCA Mortgage Corp. (MCAMC), Mortgage Corporation of America (MCA), MCA Realty Corporation (MRC) and Complete Financial Corp. (CFC). Mortgage Corporation of America - Ohio (MCA-Ohio) is a wholly owned subsidiary of MCA.

         Intercompany accounts and transactions are eliminated in consolidation.

         NATURE OF OPERATIONS

         MCAFC and its subsidiaries (the Company) is a diversified mortgage banking and real estate services enterprise. The Company generates revenue from four primary sources including mortgage banking, land contract syndication, loan servicing and real estate sales.

         The Company originates first mortgage loans on residential properties. Loans are delivered, primarily on a pre-sold basis, to various institutional investors throughout the United States. These mortgage loans are typically sold on a non-recourse basis. Loans underwritten and sold may be subject to repurchase if the underwriting standards of the investor are not met. These transactions are accounted for as sales of loans since the Company is able to estimate its obligation under the recourse provisions, which historically have been immaterial. Gains and losses from loan sale transactions are recognized when the mortgage loans are sold and amount to approximately $42,801,000, $12,513,000 and $6,068,000 for the years ending January 31, 1998, 1997 and 1996, respectively.

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

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         NATURE OF OPERATIONS - CONTINUED

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

         LAND CONTRACTS HELD-FOR-RESALE

         Land contracts held-for-resale are recorded at the lower of cost or market.

         MORTGAGES HELD-FOR-RESALE

         Mortgages held-for-resale are recorded at the lower of cost or market which is determined by the aggregate method (unrealized losses are offset by unrealized gains). Cost approximated market value, therefore, no valuation allowance was necessary at January 31, 1998 and 1997.

         ACCOUNTS RECEIVABLE - MORTGAGES SOLD

         Accounts receivable - mortgages sold represents amounts due from the purchaser on sales of non-conforming mortgages. Management believes the outstanding balance is fully collectible at January 31, 1998, and accordingly no allowance for doubtful accounts has been provided.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following at:

                                                                        JANUARY 31,
                                                                   1998          1997
                                                               -----------   -----------
    Accounts receivable - sales of mortgage servicing rights   $ 5,946,287   $14,136,266
    Accrued fees and commissions                                 2,082,047       919,155
    Accounts receivable - syndication sales                        168,000       154,352
    Accounts receivable - escrows on closed loans                1,032,893       983,971
    Accounts receivable - shareholders                             325,742       233,342
    Accrued interest                                               675,656       181,420
    Employee commission draws                                      132,816       128,178
    Other                                                          515,445       260,627
                                                               -----------   -----------
                                                               $10,878,886   $16,997,311
                                                               ===========   ===========

         Accounts receivable - related parties consist mainly of non-interest bearing advances and other administrative charges to Investor Pass-through Trusts and limited partnerships sponsored by the Company, and other related entities.

         Included in accounts receivable - related parties at January 31, 1998 and 1997, respectively, are approximately $934,000 and $571,000 due from an entity owned by certain directors and shareholders of the Company; $1,265,000 and $1,674,000 due from Property Corporation of America (PCA), an entity owned by certain directors and shareholders of the Company, and $3,170,000 and $3,384,000 due from investor pass-through trusts and limited partnerships is substantially dependent upon successful syndication of partnership interests and operating cash flows generated by rental operations. Also included in accounts receivable related parties at January 31, 1998 is approximately $1,100,000 attributable to real estate transactions entered into with Detroit Revitalization, Inc.

         The Company uses the allowance method to account for possible losses of accounts receivable, and no allowance was deemed necessary at January 31, 1998 and 1997.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         MORTGAGE SERVICING RIGHTS

         In February 1996, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights". This requires the capitalization of a mortgage servicing asset for every origination whether it be originated or purchased. SFAS No. 122 also dictates prescribed rules for the amortization, periodic valuation, and the required valuation adjustment. The effect of the adoption was to increase earnings by approximately $.73 million for fiscal 1996 or $1.53 per share - basic. Prior to adoption, a value was capitalized for purchased mortgage servicing rights. This capitalization was in accordance with SFAS Statement of Financial Accounting Standards No. 65, "Accounting for Certain Mortgage Banking Practices".

         The following is an analysis of the changes in mortgage servicing rights:

         Balance - January 31, 1995                         $17,567,698

            Additions                                        25,711,919
            Scheduled amortization                           (1,991,974)
            Amortization due to changes in prepayment and
               other assumptions                               (468,007)
            Sales                                           (13,526,278)
                                                           ------------
         Balance - January 31, 1996                          27,293,358

            Additions                                        10,780,600
            Scheduled amortization                           (3,699,194)
            Sales                                           (18,050,501)
                                                           ------------
         Balance - January 31, 1997                          16,324,263

            Additions                                           967,668
            Scheduled amortization                           (2,387,997)
            Sales                                           (11,633,030)
                                                           ------------
         Balance - January 31, 1998                        $  3,270,904
                                                           ============

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         MORTGAGE SERVICING RIGHTS - CONTINUED

         Amortization of purchased servicing rights is based on the ratio of net servicing income received in the current period to total net servicing income projected to be realized from the purchased servicing rights on a discounted basis. Projected net servicing income is determined on the basis of the estimated balance of the underlying mortgage loan portfolio, which declines over time from prepayment and scheduled amortization. The Company estimates future prepayment rates based on current interest rate levels and other economic conditions, as well as relevant characteristics of the servicing portfolio, such as loan types, interest rate stratification and recent prepayment experience. Amortization of mortgage servicing rights was $2,438,483, $3,699,194 and $2,459,981 for the years ended January 31, 1998, 1997 and 1996, respectively. Accumulated amortization of purchased servicing rights was $4,266,924, $5,806,181 and $2,887,705 at January 31, 1998, 1997 and
         1996, respectively.

         Properties securing the mortgage loans in the Company's servicing portfolio are located throughout the United States.

         At January 31, 1998, the net book value of the mortgage servicing rights portfolio approximated fair value.

         RESIDUAL INTERESTS IN SECURITIZATIONS

         Residual interests in securitizations are recorded as a result of the sale of loans through securitization. At the closing of each securitization, the Company removes from its balance sheet the mortgage loans held for sale and adds to its balance sheet (i) the cash received; and (ii) the estimated fair value of the residual interests from the securitization, which consists of (a) an overcollateralization amount (OC) and (b) a net interest receivable (NIR). The excess of the cash received and assets retained by the Company over the carrying value of the loans sold, less transaction costs, equals the gain on sale of loans recorded by the Company.

         The Company allocates its basis in the mortgage loans between the portion of the mortgage loans sold through mortgage-backed securities (the senior and junior certificates) and the portion retained (the residual interests) based on the relative fair values of those portions on the date of sale.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         RESIDUAL INTERESTS IN SECURITIZATION - CONTINUED

         The Company will recognize gains or losses attributable to the change in the fair value of the residual interests, which are recorded at estimated fair value and accounted for as "held-for-trading" securities. The Company is not aware of an active market for the purchase or sale of residual interests; accordingly, the Company estimates the fair value of the residual interests by calculating the present value of the estimated expected future cash flows using a discount rate commensurate with the risks involved.

         NIRs are determined by using the amount of the excess of the weighted-average coupon on the loans sold over the sum of: (1) the pass through rate on the fixed and floating rate senior and junior certificates; (2) a base servicing fee paid to the servicor of the loans; (3) estimated losses to be incurred on the portfolio of loans sold over the estimated lives of the loans; and (4) other expenses and revenues, which include anticipated prepayment penalties. The significant assumptions used by the Company to estimate NIR cash flows are anticipated prepayments and estimated credit losses. The Company estimates prepayments by evaluating historical prepayment performance of comparable loans and the impact of trends in the industry. The Company estimates credit losses using available historical loss data for comparable loans and the specific characteristics of the loans included in the Company's securitizations. At January 31, 1998, the Company had a general loss reserve of $3,966,731 related to the NIR.

         The OC primarily represents the excess interest collected and held by the trust as overcollateralization for the senior and junior certificates sold and, along with a certificate guarantor insurance policy, if any, serves as credit enhancement to the senior and junior certificate holders. The OC is required to be maintained at a specified target level of the principal balance of the certificates, which can be increased significantly in the event delinquencies and/or losses exceed certain specified levels. Cash flows received by the trust in excess of the obligations of the trust are deposited into the overcollateralization account until the target OC is reached. Once the target OC is reached, distributions of excess cash are remitted to the Company.

         INVESTMENTS

         Partnership investments consist of partnership interests in limited partnerships and are accounted for under the equity method. The partnerships invest primarily in residential rental properties. Presented below is summary unaudited financial information for the above limited partnerships as of, and for the year ended:

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         INVESTMENTS - CONTINUED

                               DECEMBER 31,
                            1997          1996
                         ----------    ----------
    Total assets         $8,295,926    $8,586,116
    Total liabilities     3,075,247     2,945,782
    Partnership equity    5,220,679     5,640,334
    Net income              377,837       432,499

         Included in investments at January 31, 1997 is a $1,000,000 membership interest investment in a LLC which was formed in August 1995. This company participates in the used vehicle retail industry through providing floor plan financing and participating in joint venture activities with existing dealers. Subsequent to year end, the Company exchanged its interest in the LLC for a limited partnership interest in a partnership engaged in rental real estate activities. The partnership interest was held by an officer and board member of the Company.

         PROPERTY AND OFFICE EQUIPMENT

         Property and office equipment are recorded at cost. Depreciation is calculated principally using the straight-line method based upon the estimated useful lives of the assets, ranging from seven to ten years. Property and office equipment consisted of the following at:

                                             JANUARY 31,
                                         1998           1997
                                     -----------    -----------
     Property and office equipment   $ 6,814,919    $ 6,100,023
     Building and improvements         1,838,041      1,498,614
                                     -----------    -----------
                                       8,652,960      7,598,637
     Less accumulated depreciation    (2,711,972)    (2,016,025)
                                     -----------    -----------
                                     $ 5,940,988    $ 5,582,612
                                     ===========    ===========

         Depreciation expense for the year ended January 31, 1998, 1997 and 1996 amounted to $727,833, $687,333 and $554,904, respectively.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



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

         In June 1996, the FASB issued "SFAS No. 125 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Company adopted certain of the provisions of this pronouncement in January, 1997. The effect of this adoption was not significant to net income.

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

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                 RESIDUAL INTERESTS IN SECURITIZATIONS

                 The fair value is determined by using the discounted present value of the net cash flows. Market estimates are used for servicing costs, prepayment speeds and discount rates.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         NOTES PAYABLE, SUBORDINATED DEBENTURES AND SUBORDINATED NOTES PAYABLE

         The carrying amount for these instruments approximates fair value.

         The following table sets forth the fair value of the Company's financial instruments:

                                                                           JANUARY 31,
                                                              1998                           1997
                                                   ---------------------------   ---------------------------
                                                     CARRYING          FAIR         CARRYING         FAIR
                                                       VALUE          VALUE           VALUE         VALUE
                                                   ---------------------------   ---------------------------
                Assets:
                   Cash                            $  1,533,143   $  1,533,143   $  3,096,993   $  3,096,993
                   Land contracts held-
                      for-resale                     20,741,228     20,741,228     10,351,425     10,351,425
                   Mortgages held-for-resale        102,190,985    102,190,985     54,430,155     54,430,155
                   Mortgage servicing rights          3,270,904      3,270,904     16,324,263     16,324,263
                   Residual interests in
                      securitizations                27,036,087     27,036,087      7,987,053      7,987,053

               Liabilities:
                   Notes payable, subordinated
                      debenture and subordinated
                      notes payable                 209,492,476    209,492,476    114,517,834    114,517,834

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

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         EARNINGS PER SHARE

         The Company computes earnings per share pursuant to SFAS No. 128 "Earnings Per Share," which requires a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the statement of income and requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All per share data has been restated to conform to the new pronouncement.

         RECLASSIFICATION

         Certain amounts in the prior year's financial statements have been reclassified to conform to the January 31, 1998 presentation.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting of Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expense, gains and losses) in a full set of financial statements. This statement also requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not anticipate that adoption of SFAS 130 will have a material effect on the Company.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         RECENTLY ISSUED ACCOUNTING STANDARDS - CONTINUED

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires the reporting of financial and descriptive information about an enterprise's reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years is to be restated. The Company does not anticipate that the adoption of SFAS 131 will have a material effect on the Company.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996


NOTE 2 - NOTES PAYABLE

                                                                                              JANUARY 31,
                                                                                         1998              1997
                                                                                     ------------      -----------
         Note payable under $185 million mortgage warehouse credit
            facility, subject to renewal on October 31, 1998, interest is computed at LIBOR plus .85% to 2.5% depending on type of loan and payable monthly, principal payable upon sale of
            mortgage collateral (mortgages held-for-resale) to institutional investors
                                                                                     $140,226,333      $48,369,064

         Note payable under $28.5 million revolving credit facility, subject to renewal on October 31, 1998, interest is computed at
            LIBOR plus 1.25% (6.9% at January 31, 1998), collateralized by
            mortgage servicing rights and residual interests in securitizations        22,950,828       28,305,175

         Note payable under $20 million mortgage warehouse facility, subject to renewal on November 1, 1998, interest is computed at
            LIBOR plus 1.5% (7.15% at January 31, 1998), principal payable upon sale of mortgage collateral (mortgages
            held-for-resale) to institutional investors.                               12,964,161        4,426,335

         Other notes payable expiring at various times through 2002                     2,297,154        2,875,260
                                                                                     ------------      -----------

                   Total
                                                                                     $178,438,476      $83,975,834
                                                                                     ============      ===========

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 2 - NOTES PAYABLE - CONTINUED

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


NOTE 3 - SUBORDINATED DEBENTURES

         In December 1991, the Company began offering up to $7,500,000 of 11% Asset-Backed Subordinated Debentures due March 15, 1997. Interest on the Debentures is payable quarterly. The Debentures are subordinate in right of payment to all current and future senior indebtedness of the Company. Payment of principal and interest on the Debentures is collateralized by a security interest in and lien upon certain existing and future contract rights to service mortgages and land contracts. These rights must at all times have a formula value, as determined by provisions of the Indenture, of at least 105% of the principal amount of Debentures outstanding. Under certain limited conditions, the Debentures are redeemable commencing June 15, 1993 only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. Through January 31, 1998 there have been $17,000 in redemptions. The Debentures also place restrictions on dividends and certain equity transactions should the Company's consolidated retained earnings fall below $1,000,000. The Debentures are registered with the Securities and Exchange Commission. These debentures were redeemed in full on March 17, 1997.

         Through January 31, 1998, the Company has incurred approximately $866,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $866,000 and $840,000 at January 31, 1998 and 1997.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 3 - SUBORDINATED DEBENTURES - CONTINUED

         In December 1994, the Company began offering up to $10,000,000 of 11% Asset-Backed Subordinated Debentures due June 30, 2000. Interest on the Debentures is payable quarterly. The Debentures are subordinate in right of payment to all current and future senior indebtedness of the Company. Payment of principal and interest on the Debentures is collateralized by a security interest in and lien upon certain existing and future contract rights to service mortgages and land contracts and specified mortgage notes and land contract vendors' interests relating to one-to-four family residential and commercial real estate. This collateral must at all times have a formula value, as determined by provisions of the Indenture, of at least 105% of the principal amount of Debentures outstanding. Under certain limited conditions, the Debentures are redeemable only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. Through January 31, 1998 there have been $56,000 in redemptions. The Debentures are registered with the Securities and Exchange Commission.

         Through January 31, 1998, the Company has incurred approximately $1,513,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $765,000 and $405,000 at January 31, 1998 and 1997.

         In June 1996, the Company began offering up to $6,000,000 of unsecured 11% subordinated debentures due June 30, 2002. Interest on the Debentures is payable quarterly. The debentures are subordinate in right of payment to all current and future indebtedness of the Company. Under certain limited conditions, the Debentures are redeemable only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. Through January 31, 1998 there have been $7,000 in redemptions. The Debentures are registered with the Securities and Exchange Commission.

         Through January 31, 1998, the Company has incurred approximately $560,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $68,000 at January 31, 1998.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996





NOTE 3 - SUBORDINATED DEBENTURES - CONTINUED

         In June 1997, the Company began offering up to $10,000,000 of unsecured 11% subordinated debentures due June 30, 2003. Interest on the Debentures is payable quarterly. The debentures are subordinate in right of payment to all current and future indebtedness of the Company. Under certain limited conditions, the Debentures are redeemable only up to $25,000 per holder in each calendar year and only up to an aggregate of $100,000 per calendar year for all holders. The right of redemption does not exist if the Company is in default under any senior indebtedness. The Debentures are registered with the Securities and Exchange Commission.

         Through January 31, 1998, the Company has incurred approximately $79,000 in fees related to the debenture offering. These costs are included in deferred charges and other assets and are being amortized over the life of the debentures on the straight-line method. Accumulated amortization was $2,000 at January 31, 1998.





NOTE 4 - SUBORDINATED NOTES PAYABLE

         In July 1996, the Company entered into a loan and financing agreement with The Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit ("The Fund") to provide the Company $15 million to expand its non-conforming lending business. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001 equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. As a result of this agreement, the Fund was issued 30,197 shares, or 6% of the Company's common stock at the time. Anti-dilution provisions of the agreement may require the Company to issue additional shares in the future. The Fund has the right to "put" these redeemable shares back to the Company, under a number of different scenarios, on August 1, 2006, or upon an event of default with a minimum guaranteed repurchase of $1,154,000.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 5 - PREFERRED STOCK

         In March 1992 MCAFC began offering up to 350,000 units consisting of one share of Series A 9%, $10 stated value, cumulative convertible preferred stock and one warrant to purchase one share of common stock of the Company. The stock is convertible only in the event of an initial public offering of the Company's common stock. The warrants are conditional on an initial public offering of the Company's common stock within one year of the redemption of the warrant holders Series A preferred stock. The preferred stock is redeemable at any time at the option of the Company only. Redemption prices per share increased $.20 per year from $10.20 in 1993 to $11 in 1997 and thereafter. Through January 31, 1998 there have been no redemptions. Dividends are payable quarterly.

         In June 1993, MCAFC began offering up to 750,000 units consisting of one share of Series B 9%, $10 stated value, cumulative convertible preferred stock. The stock is convertible only in the event of an initial public offering of the Company's common stock. The preferred stock is redeemable at any time on or after July 15, 1994 at the option of the Company only at a redemption price of $10 per share. Through January 31, 1998 there have been no redemptions. Dividends are payable quarterly.

         Through January 31, 1998 the Company has incurred approximately $603,000 in fees related to the preferred stock offering. These costs have been offset against additional paid-in capital.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996




NOTE 6 - FEDERAL INCOME TAXES

         Deferred income taxes are provided for on the liability method and reflect the net tax effects of temporary differences between the carrying cost and amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liability are as follows:

                                                                JANUARY 31,
                                                              1998         1997
                                                          -----------   ----------
   Residual interests in securitizations                  $   638,000   $      --
   Depreciation of property and office equipment              606,000       518,000
   Originated mortgage service rights                         372,000          --
   Amortization of goodwill                                  (137,000)     (120,000)
   Other                                                          --          2,000
                                                          -----------   -----------

                                                          $ 1,479,000   $   400,000
                                                          ===========   ===========


         Components of income tax expense are:

                                                                   YEAR ENDED JANUARY 31,
                                                             1998           1997          1996
                                                          -----------    -----------   -----------
   Current                                                $   611,000    $   539,000   $   412,000
   Deferred                                                 1,079,000        100,000       100,000
                                                          -----------    -----------   -----------

                                                          $ 1,690,000    $   639,000   $   512,000
                                                          ===========    ===========   ===========

         The income tax provision reconciled to the tax computed at the statutory federal rate is as follows for the years ended January 31:

   Tax at statutory rate                                  $ 1,537,000    $   478,000   $   383,000
   Non-deductible items                                       153,000        161,000       169,000
   Other                                                         --             --         (40,000)
                                                          -----------    -----------   -----------

                                                          $ 1,690,000    $   639,000   $   512,000
                                                          ===========    ===========   ===========

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 7 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:


                                                                                       YEAR ENDED JANUARY 31,
                                                                                 1998            1997              1996
                                                                           ----------------  ---------------  ---------
              Numerator:

                 Net income                                                $      2,830,035  $       765,338  $        615,530
                 Preferred dividends                                               (485,677)        (485,667)         (485,640)
                                                                           ----------------  ---------------  ----------------

                           Numerator for basic and diluted
                               earnings per common share                   $      2,344,358  $       279,671  $        129,890
                                                                           ================  ===============  ================

              Denominator:

                 Denominator for basic earnings per
                    common share - weighted average
                    common shares                                                   523,797          475,949           426,412
                 Dilutive potential common shares                                    59,053           21,681            37,565
                                                                           ----------------  ---------------  ----------------

                           Denominator for dilutive
                               earnings per common share                            582,850          497,630           463,977
                                                                           ================  ===============  ================

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996




NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company purchased various real estate parcels during the years ended January 31, 1998, 1997 and 1996. These parcels purchased from unrelated third parties were subsequently sold to limited partnerships, for which PCA is the general partner. Gains totaling $34,249,557, $8,247,201 and $6,529,708 for the years ended January 31, 1998, 1997 and 1996 were recognized on the sales, respectively.

         During the years ended January 31, 1998, 1997 and 1996 the Company agreed to pay commissions of $1,689,600, $1,968,000 and $1,735,000, respectively for the acquisition of properties acquired from unrelated third parties to a Company owned by three shareholders of MCAFC. These commissions reduced "Gain on Sale of Real Estate" in the Consolidated Statements of Income.

         MCA earned $36,000 for management fees for administrative services provided to U.S. Mutual Financial Corporation (USMFC) during each of the years ended January 31, 1998, 1997 and 1996, respectively. Certain shareholders of the Company are directors or major shareholders in USMFC.

         Included in other income is $300,000 and $83,000 for 1998 and 1997, respectively, attributable to rental charges made to an entity controlled by certain board members of The Company which utilizes a portion of the Company's office space. During the years ended January 31, 1998, and 1997, the Company and certain affiliated companies entered into real estate and financing transactions with Detroit Revitalization, Inc. (DRI).

         Included in accounts payable - related parties at January 31, 1998 and 1997 are approximately $922,000 and $1,044,000 attributable to transactions with partnerships, trusts and other related entities. Such transactions include rental payments received on behalf of these entities and disbursed in subsequent months.

         DRI is a not-for-profit corporation formed in 1994 to assist in the revitalization of Detroit's housing stock. During the year, the Company sold homes to DRI for a gross selling price of approximately $14,000,000 ($3,600,000 in 1997), realizing net gains of $539,000
         ($705,000 in 1997). Included in accounts receivable other at January 31, 1998 is $1,100,000 which is due from DRI. Included in other income for the year ended January 31, 1998 is $980,000 ($120,000 on January 31, 1997) of real estate commissions earned by the Company in connection with DRI's sales of homes to individuals. The Chairman of the Board of DRI functions as a consultant to the Company and also is a member of the Board of USMFC.

                              MCA FINANCIAL CORP.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 9 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is party to financial instruments with off-balance sheet risk in the normal course of business through the production and sale of mortgage loans and the management of interest rate risk. These financial instruments include commitments to extend credit and forward contracts to deliver and sell loans to investors.

         The Company is exposed to credit loss in the event of nonperformance by the counter-parties to the various agreements. However, the Company does not anticipate nonperformance by the counter-parties. The Company's exposure to credit risk with respect to commitments to extend credit are limited due to the non-recourse nature of the loans upon sale to investors. At January 31, 1998 and 1997, respectively, the Company has approved loans that had not yet closed amounting to approximately $104,373,000 and $40,081,000. The Company manages credit risk with respect to forward contracts by entering into agreements only with investors meeting certain requirements. In the event of default by the counter-party the Company's exposure to credit risk is the difference between the contract price and the current market price.






NOTE 10 - LEASE COMMITMENTS

          The Company leases office space and equipment under long-term operating leases with varying terms which expire through 2003. Rent expense on operating leases approximated $3,070,000, $2,282,000 and $1,803,000 for the years ended January 31, 1998, 1997 and 1996, respectively, and is included in the caption "General and Administrative" expense in the Consolidated Statements of Income.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 10 - LEASE COMMITMENTS - CONTINUED

          As of January 31, 1998, approximate future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year are as of follows:


                                              OPERATING
                                               LEASES
                                             ----------
          1999                               $2,518,660
          2000                                2,278,090
          2001                                1,779,620
          2002                                1,475,392
          2003                                1,468,016
                                             ----------

                                             $9,519,778
                                             ==========



NOTE 11 - COMMITMENTS AND CONTINGENCIES

          In accordance with the terms of the investor Pass-though Trust Participation Agreements, the Company is obligated to purchase all outstanding participation certificates held by investors at such time as the aggregate net receivable balances of each Trust is less than 10% of the original face amount of the Trust. At January 31, 1998 and 1997, the maximum amount of these future purchase commitments totaled approximately $10,000,000 and $9,400,000.

          Although the Company is approved as a correspondent with numerous mortgage investors, three investors purchased substantially all of the Company's mortgage loans originated during fiscal 1998, 1997 and 1996. Management believes that the loss of these investors would have a material adverse effect on the Company.

          The Company is a party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse affect on the financial condition or results of operations of the Company.

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996



NOTE 12 - EMPLOYEE BENEFIT PLAN

          The Company has a 401(k) plan covering substantially all its employees. The Company has the option of making an annual discretionary profit sharing contribution and is matching each employee's contribution up to a predetermined limit.

          The Company's combined contribution to the plan amounted to $117,000, $86,000 and $22,000 for the years ended January 31, 1998, 1997 and 1996.








NOTE 13 - RESTRICTED STOCK AWARDS

          At the discretion of the Board of Directors, shares may be issued to employees and non-employees as incentives for performance. The number of shares awarded, and the terms under which such shares become vested (nonforfeitable), are determined on an individual basis. The Company recognizes the issuance of restricted shares when they become vested.

          As of January 31, 1998, a total of 78,101 shares have been awarded and remain unvested. The aggregate number of shares and the years in which they become vested in each of the periods succeeding January 31, 1998 are as follows:

                           1999                      19,055
                           2000                         -
                           2001                      20,046
                           2002                         -
                           2003                      39,000

                              MCA FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        JANUARY 31, 1998, 1997 AND 1996




NOTE 14 - SEGMENT INFORMATION

          The Company and it's subsidiaries operate primarily in two business segments. Operations in mortgage banking involve the origination and purchase of mortgage loans in the secondary mortgage market, servicing of mortgage loans, and the purchase and sale of mortgage servicing rights. Operations in the real estate industry consist of the purchase and resale and the securitization and syndication of real estate interests. The following is a summary of selected consolidated segment information for the mortgage banking and real estate industry segments for the years ended:


                                                                                              JANUARY 31,
                                                                           1998               1997                 1996
                                                                     -----------------  ------------------  ------------------
                 REVENUE
                    Mortgage banking                                 $      69,366,461  $       46,512,944  $       31,051,952
                    Real estate                                             10,483,448          12,413,396          10,899,058
                                                                     -----------------  ------------------  ------------------

                           Total                                     $      79,849,909  $       58,926,340  $       41,951,010
                                                                     =================  ==================  ==================

                 INCOME (LOSS) BEFORE INCOME TAXES
                    Mortgage banking                                 $       4,145,150  $          824,964  $       (1,195,323)
                    Real estate                                                374,885             579,374           2,322,853
                                                                     -----------------  ------------------  ------------------

                           Total                                     $       4,520,035  $        1,404,338  $        1,127,530
                                                                     =================  ==================  ==================

                 IDENTIFIABLE ASSETS
                    Mortgage banking                                 $     214,113,492  $      115,310,484  $      104,990,975
                    Real estate                                             31,585,302          19,256,062          27,147,572
                    Other                                                   13,313,968          10,425,267           3,052,094
                                                                     -----------------  ------------------  ------------------

                           Total                                     $     259,012,762  $      144,991,813  $      135,190,641
                                                                     =================  ==================  ==================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 1998.

                                         MCA FINANCIAL CORP.


                                         By:    /s/ Patrick D. Quinlan
                                            -------------------------------
                                              Patrick D. Quinlan, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 1998.

Signature                       Title (Capacity)
---------                       ----------------


 /s/ Patrick D. Quinlan         Chairman and Director
-------------------------       (Principal Executive Officer)
      Patrick D. Quinlan


 /s/ Keith D. Pietila          Executive Vice President and Director
-------------------------      (Principal Financial and Accounting Officer)
      Keith D. Pietila


 /s/ Lee P. Wells               Director
-------------------------
      Lee P. Wells


 /s/ C. Thompson Wells          Director
-------------------------
      C. Thompson Wells


 /s/ Thomas P. Cronin           Director
-------------------------
      Thomas P. Cronin


 /s/ D. Michael Jehle           Director
-------------------------
      D. Michael Jehle


 /s/ James B. Quinlan           Director
-------------------------
     James B. Quinlan

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No Annual Report or Proxy Materials have been or will be sent to security holders.

                                  EXHIBIT INDEX

Exhibit
Number            Description of Exhibit
------            ----------------------
10.26             *MCA Financial Corp. 1997 Employee Stock Incentive Plan

10.27             Second Loan and Financing Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement
                  System of the City of Detroit

10.28             Subordinated Promissory Note, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit

10.29             Escrow Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of
                  Detroit

10.30             Common Stock Warrant, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit

10.31             First Amendment to the Amended and Restated Credit Enhancement Umbrella Agreement,
                  dated as of June 30, 1997, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of Detroit

10.32             Purchase Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of the City of
                  Detroit

10.33             Demand Registration Rights Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement
                  System of the City of Detroit

10.34             Warrant Put Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement System of
                  the City of Detroit

10.35             Warrant Piggyback Rights Agreement, dated March 6, 1998, by and among the Company and its subsidiaries and the Board of Trustees of the Policemen and Firemen Retirement
                  System of the City of Detroit

12                Computation of Ratio of Earnings to Fixed Charges

27                Financial Data Schedule (EDGAR filing only)