Form 10-Q
period 1998-04-30
MCA FINANCIAL CORP /MI/
filed 1998-06-15
CIK 880935

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         for the Quarterly Period ended April 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period -----------to-----------

                       Commission File Number 33-98644

                             MCA FINANCIAL CORP.
            (Exact name of Registrant as specified in its charter)

            Michigan                                  38-3014001
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

            24700 Northwestern Hwy., 7th Floor, Southfield, MI 48075
                    (Address of principal executive offices)


                                 (248) 358-5555
              (Registrant's Telephone Number, including area code)

 The Company's former address was 23999 Northwestern Hwy., Southfield, MI 48075
                 (Former Name, Former Address, and Former Fiscal
                       Year, if Changed Since Last Report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or, for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES [XX]                                             NO   [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as o the latest practicable date:

As of April 30, 1998, there were 622,413 shares of the issuer's common stock outstanding (including shares subject to forfeiture).

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
                               MCA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                April 30, 1998    January 31,
                                                                  (Unaudited)        1998
                                                                --------------    -----------
Cash                                                              $  2,329,241   $  1,533,143
Land contracts held for resale                                      10,837,523     20,741,228
Mortgages held for resale                                          111,199,507    102,190,985
Accounts receivable - mortgages sold                                85,524,675     69,994,544
Accounts receivable                                                 25,276,366     10,878,886
Accounts receivable - related parties                                7,666,917      7,480,642
Mortgage servicing rights, net                                       3,016,735      3,270,904
Residual interests in securitizations                               35,204,206     27,036,087
Investments                                                          3,002,443      2,907,235
Property and office equipment, net                                   6,134,534      5,940,988
Deferred charges and other assets                                    8,656,743      7,038,120
                                                                  ------------   ------------
                  Total assets                                    $298,848,890   $259,012,762
                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                     $201,396,570   $178,438,476
Subordinated debentures                                             16,775,538     16,054,000
Subordinated notes payable                                          45,000,000     15,000,000
Accounts payable                                                    15,254,732     29,064,099
Accounts payable-related parties                                     1,599,185        921,913
Accrued interest and other expenses                                  4,470,877      4,440,564
Deferred federal income tax                                          1,479,000      1,479,000
                                                                  ------------   ------------
                  Total liabilities                                285,975,902    245,398,052
                                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                -              -
REDEEMABLE COMMON STOCK STOCKHOLDERS EQUITY                            278,261        278,261
                                                                  ------------   ------------
Common Stock
   Authorized 3,750,000 shares
   No par, stated value $.01 each
   Issued and outstanding 544,312 shares at
   January 31, 1998 and April 30, 1998                                   5,443          5,443
Preferred Stock (Series A)
   Authorized 500,000 shares, $10 stated value
   Issued and outstanding 203,022 shares at
   January 31, 1998 and April 30, 1998                               2,030,220      2,030,220
Preferred Stock (Series B)
   Authorized 750,000 shares, $10 stated value
   Issued and outstanding 336,619 shares at
   January 31, 1998 and April 30, 1998                               3,366,190      3,366,190
Additional paid-in capital                                           4,007,854      4,007,854
Retained earnings                                                    3,185,020      3,926,742
                                                                  ------------   ------------
                  Total stockholders equity                         12,594,727     13,336,449
                                                                  ------------   ------------
                  Total liability and stockholders equity         $298,848,890   $259,012,762
                                                                  ============   ============


                See notes to consolidated financial statements

                             MCA FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                  Three Months              Three Months
                                                                      Ended                    Ended
                                                                 April 30, 1998            April 30, 1997
                                                                 --------------            --------------
REVENUES

Gain on sale of land contracts                                    $  1,584,652              $    533,006
Gain on sale of real estate                                                  -                   185,745
Gain on sale of real estate-related parties                            946,217                   959,930
Gain on bulk sales of servicing rights                               1,573,637                 1,327,868
Mortgage origination fees and gain on
   sale of mortgages                                                13,461,524                 8,930,573
Servicing fees                                                         615,499                 1,661,398
Interest income                                                      4,495,829                 2,377,365
Other income                                                           535,563                   536,609
                                                                  ------------              ------------
                  Total revenues                                    23,212,921                16,512,494
                                                                  ------------              ------------

EXPENSES

Payroll                                                              7,371,425                 4,907,286
Interest                                                             5,547,467                 3,034,937
Commissions                                                          4,120,998                 2,442,399
Professional services                                                  678,614                   956,272
Depreciation                                                           208,701                   165,944
Amortization                                                           708,921                   550,226
General and administrative                                           5,497,098                 3,946,057
                                                                  ------------              ------------
                  Total expenses                                    24,133,224                16,003,121
                                                                  ------------              ------------

                  INCOME <LOSS> BEFORE
                  FEDERAL INCOME TAXES                                (920,303)                  509,373

(Provision) credit for federal
income taxes                                                           300,000                  (200,000)
                                                                  ------------              ------------

                  NET INCOME <LOSS>                               $   (620,303)             $    309,373
                                                                  ============              ============

Earning <loss> per share                                          $      (1.36)             $        .37
                                                                  ============              ============

Weighted average number of
    shares outstanding                                                 544,312                   505,281
                                                                  ============              ============






                See notes to consolidated financial statements

                             MCA FINANCIAL CORP.
   CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY

                                 (Unaudited)

                  Three Months Ended April 30, 1998 and 1997


                                                                     Additional
                               Common    Preferred     Paid-In       Retained
                                Stock      Stock       Capital       Earning          Total
                              --------  -----------   ---------    ------------    -----------
Balance, January 31, 1997       $5,033   $5,396,410   $3,664,976   $ 1,582,384    $ 10,648,803

    Net income                       -            -            -       309,373         309,373
    Issuance of common stock         -            -            -             -               -
    Preferred stock dividends        -            -            -      (121,419)       (121,419)
                                ------   ----------   ----------   -----------    ------------

Balance, April 30, 1997         $5,033   $5,396,410   $3,664,976   $ 1,770,338    $ 10,836,757
                                ======   ==========   ==========   ===========    ============






Balance, January 31, 1998       $5,443   $5,396,410   $4,007,854   $ 3,926,742    $ 13,336,449

    Net income                       -            -            -      (620,303)       (620,303)
    Issuance of common stock         -            -            -             -               -
    Preferred stock dividends        -            -            -      (121,419)       (121,419)
                                ------   ----------   ----------   -----------    ------------

Balance, April 30, 1998         $5,443   $5,396,410   $4,007,854   $ 3,185,020    $ 12,594,727
                                ======   ==========   ==========   ===========    ============





                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                         Three Months      Three Months
                                                             Ended            Ended
                                                         April 30, 1998    April 30, 1997
                                                      -----------------  -----------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                              $    (620,303)       $     309,373
Adjustment to reconcile net income to
    net cash used in operating activities:
Depreciation and amortization                                 917,622            1,241,170
(Increase) decrease in land contracts held for resale       9,903,705           (4,797,866)
Increase in mortgages held for resale                      (9,008,522)         (24,835,179)
Decrease in mortgages sold                                (15,530,131)          (2,144,303)
Decrease in accounts receivable                             6,014,126            8,173,721
(Increase) decrease in accounts receivable -
    related parties                                          (186,275)            (262,134)
Decrease in interest spread receivable                     (8,168,119)          (7,350,974)
(Increase) decrease in deferred charges
    and other assets                                       (2,327,544)             (78,130)
Decrease in accounts payable                              (13,809,367)            (357,453)
(Increase) decrease in accounts payable -
    related parties                                           677,272             (635,056)
Increase (decrease) in accrued expenses                        30,313              296,484
                                                        -------------        -------------

         Net cash used in operating activities            (32,107,223)         (30,440,347)
                                                        -------------        -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale (purchase) of purchased rights                           254,169              (35,114)
Capital expenditures                                         (402,247)            (348,874)
(Increase) decrease in investments                            (95,208)             (45,000)
                                                        -------------        -------------

         Net cash provided by (used in)
             investing activities                            (243,286)            (428,988)
                                                        -------------        -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                               302,666,137          219,316,430
Payments on notes payable                                (279,708,043)        (187,248,478)
Proceeds from subordinated notes payable                    9,588,394                    -
Net proceeds from subordinated debentures                     721,538           (2,796,000)
Increase in redeemable common stock                                 -               85,500
Dividends on preferred stock                                 (121,419)            (121,419)
                                                        -------------        -------------

         Net cash provided by financing activities         33,146,607           29,236,033
                                                        -------------        -------------

Net decrease in cash                                          796,098           (1,633,302)

Cash at beginning of period                                 1,533,143            3,096,993
                                                        -------------        -------------

Cash at end of period                                       2,329,241        $   1,463,691
                                                        =============        =============



                 See notes to consolidated financial statements

                             MCA FINANCIAL CORP.
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of April 30, 1998 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three months ended April 30, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of April 30, 1998 and for the three months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1998 MCA Financial Corp. Annual Report on Form 10-K.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

NOTE ON FORWARD-LOOKING INFORMATION

         This report includes "forward-looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes", "expects", "should", "anticipates" or similar terms are intended to identify "forward-looking" statements, which involve risks and uncertainties. Although the Company believes its expectations are based on reasonable assumptions with the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from expected results. All forward-looking statements included in this report are qualified by factors that could cause actual results to differ materially from those expressed. Such factors include, but are not limited to, changes in interest rates and real estate markets generally, the Company's ability to attract and retain qualified personnel to develop its non-conforming lending business, the availability and cost of financing sources, increasing competition in existing markets and businesses and the retention of key executives and management personnel. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly release any revisions of such forward-looking statements to reflect events or circumstances occurring after the date of this report.

FINANCIAL CONDITION

         The Company's primary financing needs are for mortgage banking activities including loan funding activities, financing residual interest in securitizations, mortgage servicing rights, and operating cash flows necessary for growth.

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

         On October 31, 1997, the Company executed senior secured warehouse agreements with a syndicate of warehouse lenders totaling $185 million. Texas Commerce Bank N.A. is the acting warehouse agent. These warehousing lines of credit provide financing for the funding and origination of a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages and land contracts. These facilities are scheduled to expire October 31, 1998. Interest on bank borrowings are based on LIBOR plus 0.85% to 2.5%, depending on the type of loan. Mortgages held for resale are pledged as collateral. The Company also has a

$20 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. Interest on borrowings under this facility are based on LIBOR plus 1.5%. Mortgages held for resale are pledged as collateral. This facility is scheduled to expire on November 1, 1998. At April 30, 1998 a total of $184 million was outstanding under these facilities.

         The Company utilizes mortgage loan repurchase agreements with Paine Webber Real Estate Securities, Inc. ("Paine Webber") and Prudential Securities Realty Funding Corporation ("Prudential") pursuant to which Paine Webber and Prudential purchase mortgage loans until the loans are pooled for resale to an end investor, at which time the Company repurchases such loans. These agreements provide for interest payments based on the federal funds rate and the agreements can be terminated on demand.

         The Company utilizes four funding sources to finance its residual interest in securitizations and mortgage servicing rights: proceeds from $4.9 million and $10.0 million debenture offerings that were completed in July 1993 and December 1996, a bank credit facility, which was first made available to the Company in April 1993, and a subordinated term loan closed in July 1996. The $4.9 million and the $10 million series of debentures, as well as the credit facility are collateralized by certain of the Company's servicing rights and rights to servicing income. The debenture offering completed in April 1993 was terminated March 17, 1997. The credit facility, which is currently at $28.5 million, is with Texas Commerce Bank, N.A. and is enhanced by a stand-by Note Purchase Agreement between Texas Commerce Bank, N.A. and the Policemen and Firemen Retirement System of the City of Detroit (the "Fund") whereby the Fund has agreed to provide payment to Texas Commerce Bank, N.A. upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and to provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At April 30, 1998, $12 million was outstanding under the Texas Commerce Bank, N.A. credit facility. The subordinated term loan, a $15.0 million loan and financing agreement with the Fund, has been provided to expand the Company's non-conforming lending business and to finance residual interest in securitizations. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001 equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. Under conditions of this agreement, the lender was issued 30,197 shares of the Company's common stock. This represented 6% of the Company's outstanding unrestricted shares at July 18, 1996. As part of the agreement the lender has the right to "put" these shares back to the Company on August 1, 2006 or upon default under a number of different scenarios.

         On March 6, 1998, the Company executed a $30.0 million subordinated term loan with the Fund. This loan has been provided to allow the Company to continue to expand its non-conforming lending business and to finance residual interest in securitizations. The loan accrues interest at 12% and is payable quarterly. Commencing March 1, 2007, equal quarterly payments of principal and interest will be paid until the loan terminates on January 31, 2010. Upon execution of the agreement, the Fund was issued warrants convertible to 4% of the Company's outstanding common shares on a fully diluted basis.

         The Company also utilizes proceeds from a $6.0 million debenture offering completed in December 1997 and a $10.0 million debenture offering currently being sold, as well as operating cash flows, to finance its expansion into new markets and products.

RESULTS OF OPERATIONS

OVERVIEW

         The Company recognized a net loss of $620,303 for the three months ended April 30, 1998 as compared to net income of $309,373 for the three months ended April 30, 1997. During the first quarter of fiscal 1999 loan closing volumes increased substantially. The Company believes the increased revenues associated with these closing were offset by the Company's expansion during this period. The Company opened a total of 16 branch offices in the first quarter of fiscal 1999.

REVENUES

         Total revenues increased 36% to $23.2 million from $16.5 million for the three months ended April 30, 1998 as compared to April 30, 1997. Gain on sales of land contracts increased $1.1 million from $0.5 million for the first quarter of fiscal 1998 as compared to fiscal 1999. This increase resulted from closing volume increases associated with the expanded branch network. Gain on sales of real estate were consistent at $0.9 million for the three months ended April 30, 1998 as compared to $1.1 million for the three months ended April 30, 1997. The Company recognized gain on bulk sales of servicing rights of $1.6 million during the first quarter of fiscal 1999 a 23% increase over the first quarter of fiscal 1998. This increase corresponded to the 26% increase in conforming loan originations to $152 million from $121 during the first quarter of fiscal 1999 and 1998, respectively. The 51% increase in mortgage origination fees and gain on sale of mortgages from $8.9 million to $13.5 million corresponded with the 42% increase in mortgage loan originations from $207 million to $293 million during the three months ended April 30, 1997 and 1998, respectively. The additional increase in revenue can be attributed to closing a greater percentage of higher margin non-conforming mortgages. Servicing fees decreased to $0.6 million from $1.7 million, or 65%, during the first quarter of fiscal 1999 as compared to fiscal 1998 and is attributed to the Company's sale of a significant portion of its servicing portfolio. The Company recorded $4.5 million in interest income in the three months ended April 30, 1998 as compared to $2.4 million in the three months ended April 30, 1997. This resulted primarily from increased production in general and, specifically, production in non-conforming loans that were held prior to resale. These loans typically carry interest rates that are higher than rates on conforming loans.

EXPENSES

         Payroll and commissions increased 68% to $12.9 million for the quarter ended April 30, 1998 from $7.3 million for the quarter ended April 30, 1997. Payroll and commissions as a percentage of revenue increased to 56% from 43%. This increase resulted from the addition of nearly 150 employees in the 16 new branches. New branches typically require at least three months to break even. The Company recorded $5.5 million in expense income in the first quarter of fiscal 1999 as compared to $3.0 million in the first quarter of fiscal 1998. This 83% increase results from increased volume of mortgage loan originations and the higher interest rate the Company is required to pay its warehouse lenders on non-conforming mortgages. General and administrative expenses increased $1.6 million, or 41%, to $5.5 million form $3.9 million for the three months ended April 30, 1998 and 1997, respectively. As a percentage of revenue, general and administrative expenses were consistent at 24% during the above periods.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Not Applicable


PART II.     OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits:  The following exhibit is filed with this report:

                   27 - Financial Data Schedule

             (b)   Reports on Form 8-K:

                   The Company was not required to file any current reports on Form 8-K during the quarter ended April 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MCA FINANCIAL CORP.




Date:    June 14, 1998                    By: /s/ Patrick D. Quinlan
                                             -----------------------------------
                                                   Patrick D. Quinlan,
                                                   Chairman
                                                   (Principal Executive Officer)




Date:   June 14, 1998                     By: /s/ Keith D. Pietila
                                             -----------------------------------
                                                   Keith D. Pietila
                                                   Executive Vice President
                                                   (Principal Financial and
                                                   Accounting Officer)

                                 Exhibit Index
                                 -------------





Exhibit No.                             Description
-----------                             -----------

    27                                  Financial Data Schedule