Form 10-Q
period 1998-07-31
MCA FINANCIAL CORP /MI/
filed 1998-09-14
CIK 880935

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended July 31, 1998

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

As of July 31, 1998, there were 622,413 shares of the issuer's common stock outstanding (including shares subject to forfeiture).

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
                               MCA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                               ASSETS

                                                               July 31, 1998       January 31,
                                                                 (Unaudited)          1998
                                                               ------------      ------------

Cash                                                           $  2,438,288      $  1,533,143
Land contracts held for resale                                   19,957,853        20,741,228
Mortgages held for resale                                       131,002,358       102,190,985
Accounts receivable - mortgages sold                             73,878,371        69,994,544
Accounts receivable                                              12,938,568        10,878,886
Accounts receivable - related parties                             7,788,594         7,480,642
Mortgage servicing rights, net                                    2,664,235         3,270,904
Residual interests in securitizations                            38,429,976        27,036,087
Investments                                                       3,118,081         2,907,235
Property and office equipment, net                                6,787,836         5,940,988
Deferred charges and other assets                                 8,514,962         7,038,120
                                                               ------------      ------------
                  Total assets                                 $307,519,122      $259,012,762
                                                               ============      ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                  $212,013,396      $178,438,476
Subordinated debentures                                          17,729,538        16,054,000
Subordinated notes payable                                       45,000,000        15,000,000
Accounts payable                                                 12,919,866        29,064,099
Accounts payable-related parties                                  1,817,677           921,913
Accrued interest and other expenses                               4,139,789         4,440,564
Deferred federal income tax                                       1,729,000         1,479,000
                                                               ------------      ------------
                  Total liabilities                             295,349,266       245,398,052
                                                               ------------      ------------

COMMITMENTS AND CONTINGENCIES                                             -                 -
REDEEMABLE COMMON STOCK                                             278,261           278,261
                                                               ------------      ------------
STOCKHOLDERS EQUITY
Common Stock
   Authorized 3,750,000 shares
   No par, stated value $.01 each
   Issued and outstanding 544,312 shares at
   January 31, 1998 and July 31, 1998                                 5,443             5,443
Preferred Stock (Series A)
   Authorized 500,000 shares, $10 stated value
   Issued and outstanding 203,022 shares at
   January 31, 1998 and July 31, 1998                             2,030,220         2,030,220
Preferred Stock (Series B)
   Authorized 750,000 shares, $10 stated value
   Issued and outstanding 336,619 shares at
   January 31, 1998 and July 31, 1998                             3,366,190         3,366,190
Additional paid-in capital                                        4,007,854         4,007,854
Retained earnings                                                 2,481,888         3,926,742
                                                               ------------      ------------
                  Total stockholders equity                      11,891,595        13,336,449
                                                               ------------      ------------
                  Total liability and stockholders equity      $307,519,122      $259,012,762
                                                               ============      ============


                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months      Three Months        Six  Months         Six Months
                                                    Ended              Ended              Ended              Ended
                                                July 31, 1998      July 31, 1997      July 31, 1998      July 31, 1997
                                                -------------      -------------      -------------      -------------
REVENUES

Gain on sale of land contracts                   $  1,909,285       $    804,766       $  3,493,937       $  1,337,772
Gain on sale of real estate                                 -            119,376                  -            305,121
Gain on sale of real estate-related parties         2,590,516          1,063,963          3,536,733          2,023,893
Gain on bulk sales of servicing rights              1,606,472          1,810,892          3,180,109          3,138,760
Mortgage origination fees and gain on
   sale of mortgages                               15,340,315         13,818,708         28,801,839         22,703,838
Servicing fees                                        468,719          1,303,428          1,084,218          2,964,826
Interest income                                     7,001,127          2,187,712         11,496,956          4,565,077
Other income                                        1,385,455            229,089          1,921,018            765,698
                                                 ------------       ------------       ------------       ------------
                  Total revenues                   30,301,889         21,337,934         53,514,810         37,804,985
                                                 ------------       ------------       ------------       ------------

EXPENSES

Payroll                                             9,176,443          4,514,159         16,547,868          9,421,445
Interest                                            8,601,912          3,332,482         14,149,379          6,367,419
Commissions                                         3,754,599          3,123,721          7,875,597          5,566,120
Professional services                                 780,783          1,110,778          1,459,397          2,067,050
Depreciation                                          309,147            190,130            517,848            356,074
Amortization                                          755,527            556,132          1,464,448          1,060,915
General and administrative                          7,805,191          7,010,878         13,302,289         10,956,935
                                                 ------------       ------------       ------------       ------------
                  Total expenses                   31,183,602         19,838,280         55,316,826         35,795,958
                                                 ------------       ------------       ------------       ------------

         INCOME (LOSS) BEFORE
         FEDERAL INCOME TAXES                        (881,713)         1,499,654         (1,802,016)         2,009,027

(Provision) credit for federal
income taxes                                          300,000           (480,000)           600,000           (680,000)
                                                 ------------       ------------       ------------       ------------

         NET INCOME (LOSS)                       $   (581,713)      $  1,019,654       $ (1,202,016)      $  1,329,027
                                                 ============       ============       ============       ============

Earning (loss) per share                         $      (1.84)      $       1.75       $      (2.65)      $       2.14
                                                 ============       ============       ============       ============

Weighted average number of
    shares outstanding                                544,312            513,283            544,312            508,282
                                                 ============       ============       ============       ============























                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                     Six Months Ended July 31, 1998 and 1997


                                                               Additional
                                   Common      Preferred        Paid-In          Retained
                                   Stock         Stock          Capital          Earnings           Total
                                   ------      ----------      ----------      -----------       ------------
Balance, January 31, 1997          $5,033      $5,396,410      $3,664,976      $ 1,582,384       $ 10,648,803

    Net income                          -               -               -        1,329,027          1,329,027
    Issuance of common stock          100               -          85,917                -             86,017
    Preferred stock dividends           -               -               -         (242,838)          (242,838)
                                   ------      ----------      ----------      -----------       ------------

Balance, July 31, 1997             $5,133      $5,396,410      $3,750,893      $ 2,668,573       $ 11,821,009
                                   ======      ==========      ==========      ===========       ============






Balance, January 31, 1998          $5,443      $5,396,410      $4,007,854      $ 3,926,742       $ 13,336,449

    Net loss                            -               -               -       (1,202,016)        (1,202,016)
    Issuance of common stock            -               -               -                -                  -
    Preferred stock dividends           -               -               -         (242,838)          (242,838)
                                   ------      ----------      ----------      -----------       ------------

Balance, July 31, 1998             $5,443      $5,396,410      $4,007,854      $ 2,481,888       $ 11,891,595
                                   ======      ==========      ==========      ===========       ============





















                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Six Months         Six Months
                                                                  Ended              Ended
                                                              July 31, 1998     July 31, 1997
                                                          -----------------------------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                                          $  (1,202,016)      $   1,329,027
Adjustment to reconcile net income to
    net cash used in operating activities:
Depreciation and amortization                                  1,982,296           4,009,170
Stock award compensation                                               -              86,017
(Increase) decrease in land contracts held for resale            783,375          (2,403,508)
Increase in mortgages held for resale                        (28,811,373)        (38,587,682)
Increase in mortgages sold                                    (3,883,827)         (4,348,112)
(Increase) decrease in accounts receivable                    (2,059,682)          8,790,150
(Increase) decrease in accounts receivable -
    related parties                                             (307,952)         (1,771,967)
Increase in interest spread receivable                       (11,393,889)        (12,082,710)
(Increase) decrease in deferred charges
    and other assets                                          (2,941,290)         (1,261,381)
Increase (decrease) in accounts payable                      (16,144,233)          6,782,502
(Increase) decrease in accounts payable -
    related parties                                              895,764            (164,319)
Increase (decrease) in accrued expenses                         (300,775)          1,823,047
Increase in deferred Federal income taxes                        250,000                   -
                                                           -------------       -------------

         Net cash used in operating activities               (63,133,602)        (37,799,766)
                                                           -------------       -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale (purchase) of purchased rights                              606,669           2,380,743
Capital expenditures                                          (1,364,696)           (618,408)
(Increase) decrease in investments                              (210,846)           (142,992)
                                                           -------------       -------------

         Net cash provided by (used in)
             investing activities                               (968,873)          1,619,343
                                                           -------------       -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                                  643,282,150         435,392,628
Payments on notes payable                                   (609,707,230)       (398,996,184)
Proceeds from subordinated notes payable                      30,000,000                   -
Net proceeds from subordinated debentures                      1,675,538          (1,588,000)
Dividends on preferred stock                                    (242,838)           (242,838)
                                                           -------------       -------------

         Net cash provided by financing activities            65,007,620          34,565,606
                                                           -------------       -------------

Net decrease in cash                                             905,145          (1,614,817)

Cash at beginning of period                                    1,533,143           3,096,993
                                                           -------------       -------------

Cash at end of period                                      $   2,438,288       $   1,482,176
                                                           =============       =============


                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of July 31, 1998 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three and six months ended July 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of July 31, 1998 and for the three and six months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

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

         Loan funding activities are primarily financed through the use of mortgage warehouse lines of credit with commercial banks. See Note 2 of Notes to Consolidated Financial Statements. The Company also provides funding for loans by using a technique known as "table funding," which is common in the mortgage banking industry. Table funding involves advancing funds directly to the title company for closing from a third party source of funds, typically another mortgage bank or a financial institution. This technique avoids the use of the Company's warehouse lines of credit, but proves less profitable as a result of fees charged by the third party provider of funds. For the past year, the Company financed approximately 95% of its mortgage originations using its warehouse lines of credit and approximately 5% with table funding sources.

         On October 31, 1997, the Company executed senior secured warehouse agreements with a syndicate of warehouse lenders totaling $185 million. Texas Commerce Bank N.A. is the acting warehouse agent. These warehousing lines of credit provide financing for the funding and origination of a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages, and land contracts. These facilities are scheduled to expire, October 31, 1998. The Company anticipates the renewal of these facilities prior to expiration. Interest on bank borrowings are based on LIBOR plus 0.85% to 2.5%, depending on the type of loan.

Mortgages held for resale are pledged as collateral. The Company also has a $20 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. Interest on borrowings under this facility are based on LIBOR plus 1.5%. Mortgages held for resale are pledged as collateral. This facility is scheduled to expire on November 1, 1998. At July 31, 1998, a total of $ 187.5 million was outstanding under these facilities.

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

         The Company utilizes four funding sources to finance its residual interest in securitizations and mortgage servicing rights: proceeds from $4.9 million and $10.0 million debenture offerings that were completed in July 1993 and December 1996; a bank credit facility, which was first made available to the Company in April 1993; and a subordinated term loan closed in July 1996. The $4.9 million and the $10 million series of debentures, as well as the credit facility, are collateralized by certain of the Company's servicing rights and rights to servicing income. A prior debenture offering was completed in April 1993 and the debentures were paid off in March 1997. The credit facility, which is currently at $15.0 million, is with Texas Commerce Bank, N.A. and is enhanced by a stand-by Note Purchase Agreement between Texas Commerce Bank, N.A. and the Policemen and Firemen Retirement System of the City of Detroit (the "Fund") whereby the Fund has agreed to provide payment to Texas Commerce Bank, N.A. upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and to provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At July 31, 1998, $12 million was outstanding under the Texas Commerce Bank, N.A. credit facility. The subordinated term loan, a $15.0 million loan and financing agreement with the Fund, has been provided to expand the Company's non-conforming lending business and to finance residual interest in securitizations. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001, equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. Under conditions of this agreement, the lender was issued 30,197 shares of the Company's common stock. This represented 6% of the Company's outstanding unrestricted shares at July 18, 1996. As part of the agreement the lender has the right to "put" these shares back to the Company on August 1, 2006 or upon default under a number of different scenarios.

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

RESULTS OF OPERATIONS

OVERVIEW

         The Company recognized a net loss of $1,202,016 for the first six months of fiscal 1999 as compared to net income of $1,329,027 for the first six months of fiscal 1998. While loan closing volumes and associated revenues have increased significantly, the costs of opening new lending offices has, as anticipated, adversely effected the Company's earnings. During the six months ended July 31, 1998, the Company opened 20 branch offices. The Company does not anticipate opening more than 4 or 5 new branches in the second half of the year.

REVENUES

         Overall revenues in the first half of fiscal 1999 increased 32% to $53,514,810 from $40,397,166 for the first half of fiscal 1998. Increased originations of land contracts increased gain on sale 161% to $3,493,937 from $1,337,772 for the six months ended July 31, 1998, as compared to the six months ended July 31, 1997. Historically, the majority of these originations occurred in Michigan. The Company has continued to educate its entire sales force on this type of product resulting in increased production. Total gains on sale of real estate increased to $3,536,733 for the six months ended July 31, 1998, as compared to $2,329,014 for the six months ended July 31, 1997. This resulted from a package of 160 homes purchased in bulk that were sold in the second quarter of fiscal 1999. Gains on sale of servicing rights were consistent at $3,180,109 and $3,138,760 for the six months ended July 31, 1998 and 1997, respectively. Mortgage origination fees increased 27% from $22,703,838 for the two quarters ended July 31, 1997, as compared to $28,801,839 for the two quarters ended July 31, 1998. This increase corresponded to the increase in total loan originations from $453 million to $649 million over the same periods, but was partially offset by a slightly lower average coupon rate on the originations which negatively effected the sales price received for the product in the secondary market and higher premiums paid to acquire loans on a wholesale basis. Revenues recognized for servicing fees decreased 63% to $1,084,218 for the six months ended July 31, 1998 as compared to $2,964,826 for the six months ended July 31, 1997. The Company expects servicing fee revenues to continue to decrease as the Company's conforming servicing portfolio is sold off. Interest income increased 153% to $11,496,956 from $4,565,077 for the six months ended July 31, 1998 and 1997, respectively. This resulted from increased production volumes, particularly in non-conforming loans, that were held prior to resale. These loans typically carry interest rates 2% to 5% greater than conforming loans. The holding period prior to resale also increased as the Company sold more of these non-conforming loans in bulk for cash as opposed to a securitization.

EXPENSES

         Combined payroll and commission expense increased to $24,423,465 for the two quarters ended July 31, 1998, as compared to $14,987,565 for the two quarters ended July 31, 1997. This 63% increase related to the 43% increase in loan origination volume and the 20 branch locations opened in fiscal 1999. Typically these branches generate little revenue the first 90 days and often take in excess of 180 days to break-even cumulatively. As a percentage of revenue, payroll and commissions increased to 46% from 37% for the two quarters ended July 31, 1998 and 1997, respectively. Interest expense increased $7,781,960 from $6,367,419 to $14,149,379 for the six months ended July 31, 1997 and 1998, respectively. This increase resulted from the increased volume in mortgage loan originations, the higher interest rates the Company is required to pay its warehouse lenders on non-conforming mortgages, and interest on the $30 million of subordinated notes payable. General and administrative expenses increased 21% or $2,345,354 to $13,302,289 for the six months ended July 31, 1998, as compared to $10,956,935 for the six months ended July 31, 1997. As a percentage of revenue, general and administrative expenses were consistent at 25% and 28%, respectively.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  Not Applicable


PART II.          OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:   The following exhibit is filed with this
                           report:

                           27 - Financial Data Schedule

                  (b)      Reports on Form 8-K:

                           The Company was not required to file any current reports on Form 8-K during the quarter ended July 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MCA FINANCIAL CORP.




Date:    September 11, 1998               By:      Patrick D. Quinlan
                                                --------------------------------
                                                   Patrick D. Quinlan,
                                                   Chairman
                                                   (Principal Executive Officer)




Date:   September 11, 1998                By:      Keith D. Pietila
                                                --------------------------------
                                                   Keith D. Pietila
                                                   Executive Vice President
                                                   (Principal Financial and
                                                   Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                                       DESCRIPTION
------- ---                                       -----------

   27                                        Financial Data Schedule