Form 10-Q
period 1998-10-31
MCA FINANCIAL CORP /MI/
filed 1998-12-15
CIK 880935

                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period ended October 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Transition Period ------to----

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

                           YES [XX]                NO   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 19, 1998, there were 656,495 shares of the issuer's common stock outstanding (including shares subject to forfeiture).

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
                               MCA FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                             October 31, 1998   January 31,
                                                                              (Unaudited)          1998
                                                                              ------------   ------------

Cash                                                                          $  1,228,426   $  1,533,143
Land contracts held for resale                                                  18,030,714     20,741,228
Mortgages held for resale                                                      144,180,032    102,190,985
Accounts receivable - mortgages sold                                            71,655,795     69,994,544
Accounts receivable                                                             12,619,315     10,878,886
Accounts receivable - related parties                                            7,437,620      7,480,642
Mortgage servicing rights, net                                                     444,983      3,270,904
Residual interests in securitizations                                           41,825,208     27,036,087
Investments                                                                      3,138,861      2,907,235
Property and office equipment, net                                               6,465,170      5,940,988
Deferred charges and other assets                                                7,198,144      7,038,120
                                                                              ------------   ------------
                  Total assets                                                $314,224,268   $259,012,762
                                                                              ============   ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                 $219,137,169   $178,438,476
Subordinated debentures                                                         18,329,553     16,054,000
Subordinated notes payable                                                      45,000,000     15,000,000
Accounts payable                                                                11,584,194     29,064,099
Accounts payable-related parties                                                 1,464,453        921,913
Accrued interest and other expenses                                              5,571,804      4,440,564
Deferred federal income tax                                                      1,704,000      1,479,000
                                                                              ------------   ------------
                  Total liabilities                                            302,791,173    245,398,052
                                                                              ------------   ------------

COMMITMENTS AND CONTINGENCIES                                                            -              -
REDEEMABLE COMMON STOCK                                                            278,261        278,261
                                                                              ------------   ------------
STOCKHOLDERS EQUITY
Common Stock
   Authorized 3,750,000 shares
   No par, stated value $.01 each
   Issued and outstanding 544,312 shares at
   January 31, 1998 and October 31, 1998                                             5,443          5,443
Preferred Stock (Series A)
   Authorized 500,000 shares, $10 stated value
   Issued and outstanding 203,022 shares at
   January 31, 1998 and October 31, 1998                                         2,030,220      2,030,220
Preferred Stock (Series B)
   Authorized 750,000 shares, $10 stated value
   Issued and outstanding 336,619 shares at
   January 31, 1998 and October 31, 1998                                         3,366,190      3,366,190
Additional paid-in capital                                                       4,007,854      4,007,854
Retained earnings                                                                1,745,127      3,926,742
                                                                              ------------   ------------
                  Total stockholders equity                                     11,154,834     13,336,449
                                                                              ------------   ------------
                  Total liability and stockholders equity                     $314,224,268   $259,012,762
                                                                              ============   ============




                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                      Three Months          Three Months      Nine  Months        Nine Months
                                          Ended                Ended             Ended               Ended
                                      October 31, 1998     October 31, 1997   October 31, 1998  October 31, 1997
                                      ----------------    -----------------   ---------------   ----------------
REVENUES

Gain on sale of land contracts                $    791,895    $  1,269,790       4,285,832    $  2,607,562
Gain on sale of real estate                              -         114,495               -         419,616
Gain on sale of real estate-related parties      3,574,245         709,000       7,110,978       2,732,893
Gain on bulk sales of servicing rights           1,475,047       1,359,112       4,655,156       4,497,872
Mortgage origination fees and gain on
sale of mortgages                               15,485,757       9,664,437      44,287,596      34,960,456
Servicing fees                                     421,374       1,022,961       1,505,592       3,987,790
Interest income                                  7,412,438       3,509,886      18,909,394       8,074,963
Other income                                      (424,588)        451,859       1,496,430       1,217,554
                                               ------------    ------------    ------------    ------------
     Total revenues                             28,736,168      18,101,540      82,250,978      58,498,706
                                               ------------    ------------    ------------    ------------

EXPENSES

Payroll                                          7,897,869       4,479,892      24,445,737      13,901,337
Interest                                         7,937,938       4,218,721      22,087,317      10,586,140
Commissions                                      4,175,336       3,847,145      12,050,933       9,413,265
Professional services                              867,580         843,438       2,326,977       2,910,488
Depreciation                                       440,543         126,954         958,391         483,028
Amortization                                     2,379,725       2,589,869       3,844,173       6,242,965
General and administrative                       6,072,530       1,110,737      19,374,819      12,067,672
                                              ------------    ------------    ------------    ------------
     Total expenses                             29,771,521      17,216,756      85,088,347      55,604,895
                                              ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE
FEDERAL INCOME TAXES                            (1,035,353)        884,784      (2,837,369)      2,893,811

(Provision) credit for federal
income taxes                                       420,000        (120,000)      1,020,000        (800,000)
                                              ------------    ------------    ------------    ------------

     NET INCOME (LOSS)                        $   (615,353)   $    764,784    $ (1,817,369)   $  2,093,811
                                              ============    ============    ============    ============

Earning (loss) per share                      $      (1.35)   $       1.75    $      (4.01)   $       3.39
                                              ============    ============    ============    ============

Weighted average number of
shares outstanding                                 544,312         513,283         544,312         509,949
                                              ============    ============    ============    ============





                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
    CONSOLIDATED STATEMENTS OF CHANGES IN COMPONENTS OF STOCKHOLDER'S EQUITY
                                   (Unaudited)

                   Nine Months Ended October 31, 1998 and 1997




                                                      Additional
                                Common     Preferred    Paid-In      Retained
                                 Stock       Stock     Capital       Earnings         Total
                                -------    --------- -----------     ---------        -----

Balance, January 31, 1997       $5,033   $5,396,410   $3,664,976   $ 1,582,384    $ 10,648,803

    Net income                      --           --           --     2,093,811       2,093,811
    Issuance of common stock       100           --       85,917            --          86,017
    Preferred stock dividends       --           --           --      (365,603)       (365,603)
                                ------   ----------   ----------   -----------    ------------

Balance, October 31, 1997       $5,133   $5,396,410   $3,750,893   $ 3,310,592    $ 12,463,028
                                ======   ==========   ==========   ===========    ============






Balance, January 31, 1998       $5,443   $5,396,410   $4,007,854   $ 3,926,742    $ 13,336,449

    Net loss                        --           --           --    (1,817,369)     (1,817,369)
    Issuance of common stock        --           --           --            --              --
    Preferred stock dividends       --           --           --      (364,246)       (364,246)
                                ------   ----------   ----------   -----------    ------------

Balance, October 31, 1998       $5,443   $5,396,410   $4,007,854   $ 1,745,127    $ 11,154,834
                                ======   ==========   ==========   ===========    ============





                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                        Nine Months           Nine Months
                                                            Ended               Ended
                                                        October 31, 1998    October 31, 1997
                                                      ------------------   -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss)                                       $  (1,817,369)   $   2,093,811
Adjustment to reconcile net income to
    net cash used in operating activities:
Depreciation and amortization                               4,802,564        6,725,993
Stock award compensation                                            -           86,017
(Increase) decrease in land contracts held for resale       2,710,514       (7,897,377)
Increase in mortgages held for resale                     (41,989,047)     (89,693,849)
Increase in mortgages sold                                 (1,661,251)      13,912,190
(Increase) decrease in accounts receivable                 (1,740,429)      (5,657,164)
(Increase) decrease in accounts receivable -
    related parties                                            43,022       (1,767,845)
Increase in interest spread receivable                    (16,042,844)     (13,091,508)
(Increase) decrease in deferred charges
    and other assets                                       (2,076,474)      (1,440,882)
Increase (decrease) in accounts payable                   (17,479,905)      (2,000,874)
(Increase) decrease in accounts payable -
    related parties                                           542,540         (374,834)
Increase (decrease) in accrued expenses                     1,131,240        2,162,050
Increase in deferred Federal income taxes                     225,000                -
                                                        -------------    -------------

         Net cash used in operating activities            (73,352,439)     (97,634,797)
                                                        -------------    -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Sale (purchase) of purchased rights                         2,151,921        9,009,241
Capital expenditures                                       (1,482,573)        (787,079)
(Increase) decrease in investments                           (231,626)        (222,676)
                                                        -------------    -------------

         Net cash provided by (used in)
             investing activities                             437,722        7,999,486
                                                        -------------    -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from notes payable                               905,624,211      717,084,264
Payments on notes payable                                (864,925,518)    (626,741,762)
Proceeds from subordinated notes payable                   30,000,000                -
Net proceeds from subordinated debentures                   2,275,553         (416,000)
Dividends on preferred stock                                 (364,246)        (365,603)
                                                        -------------    -------------

         Net cash provided by financing activities         72,610,000       89,560,899
                                                        -------------    -------------

Net increase (decrease) in cash                              (304,717)         616,113

Cash at beginning of period                                 1,533,143        3,096,993
                                                        -------------    -------------

Cash at end of period                                   $   1,228,426    $   3,713,106
                                                        =============    =============



                 See notes to consolidated financial statements

                               MCA FINANCIAL CORP.

                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of October 31, 1998 and the related consolidated statements of operations, changes in components of stockholders' equity and cash flows for the three and nine months ended October 31, 1998 and 1997 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The financial statements as of October 31, 1998 and for the three and nine months then ended should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

The accounting policies followed by the Company with respect to the unaudited interim financial statements are consistent with those stated in the 1998 MCA Financial Corp. Annual Report on Form 10-K.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Securities and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. As the Company does not have any derivative instruments or engage in hedging activities, management does not believe the statement will impact the Company's financial condition.

In October 1998 the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities after the Securitization of Mortgage Loans held for sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65 and requires mortgage-backed securities to be classified in accordance with SFAS No. 115 determined by an entity's ability or intent to sell or hold these investments. The Company does not currently issue its own mortgage-backed securities and does not believe this statement will impact the Company's financial condition.

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

         On October 31, 1997, the Company executed senior secured warehouse agreements with a syndicate of warehouse lenders totaling $185 million. Chase Bank of Texas, N.A. is the acting warehouse agent. These warehousing lines of credit provide financing for the funding and origination of a variety of residential mortgage loans including, but not limited to, conforming mortgages, non-conforming mortgages, and land contracts. Interest on bank borrowings are based on LIBOR plus 0.85% to 2.5%, depending on the type of loan. Mortgages held for resale are pledged as collateral. The facility was scheduled to expire on October 31, 1998. On October 31, 1998 the facility was renewed through the Company's fiscal year end, January 31, 1999, under the same terms. Management expects the facility to be renewed prior to expiration under similar terms. Should the facility not be renewed, the Company's ability to continue its lending operations would be severely impaired. The Company also has a $20 million warehousing line of credit with Paine Webber Real Estate Securities, Inc. Interest on borrowings under this facility are based on LIBOR plus 1.5%. Mortgages held for resale are pledged as collateral. This facility is scheduled to expire on November 1, 1999. At October 31, 1998, a total of $192.3 million was outstanding under these facilities.

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

         The Company utilizes four funding sources to finance its residual interest in securitizations and mortgage servicing rights: proceeds from $4.9 million and $10.0 million debenture offerings that were completed in July 1993 and December 1996; a bank credit facility, which was first made available to the Company in April 1993; and a subordinated term loan closed in July 1996. The $4.9 million and the $10 million series of debentures, as well as the credit facility, are collateralized by certain of the Company's servicing rights and rights to servicing income. A prior debenture offering was completed in April 1993 and the debentures were paid off in March 1997. The credit facility, which is currently at $15.0 million, is with a syndicate of lenders with Chase Bank of Texas, N.A. acting as agent ("the syndicate") and is enhanced by a stand-by Note Purchase Agreement between the syndicate and the Policemen and Firemen Retirement System of the City of Detroit (the "Fund") whereby the Fund has agreed to provide payment to the syndicate upon the occurrence of certain events of default by the Company. This credit enhancement permits the Company to obtain a more favorable interest rate and collateralization terms from the lending bank. In consideration for the credit enhancement provided, the Company agreed to pay certain fees to the Fund and to provide it with an option to purchase up to 5% of the Company's outstanding common stock, at 70% of the public offering price per share, if the Company completes a firm commitment underwritten sale of its common stock prior to April 30, 2000. At October 31, 1998, $14.3 million was outstanding under this credit facility. The subordinated term loan, a $15.0 million loan and financing agreement with the Fund, has been provided to expand the Company's non-conforming lending business and to finance residual interest in securitizations. Interest on this borrowing is 10% and is payable quarterly. Commencing July 1, 2001, equal quarterly installments of principal and interest will be paid until the loan terminates and is repaid in full on June 30, 2006. Under conditions of this agreement, the lender was issued 30,197 shares of the Company's common stock. This represented 6% of the Company's outstanding unrestricted shares at July 18, 1996. As part of the agreement the lender has the right to "put" these shares back to the Company on August 1, 2006 or upon default under a number of different scenarios.

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

RESULTS OF OPERATIONS

OVERVIEW

         The Company recognized a net loss of $1,817,369 for the nine months ending October 31, 1998. In the first half of fiscal 1999 the Company sought to aggressively expand its network of lending offices. The cost of this expansion adversely affected the Company's earnings. In the third quarter of fiscal 1999 the prices the Company received for its whole loan sales of non-conforming mortgages decreased significantly as a result of volatility in equity, debt and asset-backed markets.

         Management does not know whether these lower prices will persist. As a result of this turmoil, the company reevaluated its growth strategy and has closed sixteen lending offices that were not profitable. It has also instituted cost cutting measures throughout the Company and reduced fees paid to correspondents and brokers to acquire loans. The Company has increased the volume of non-conforming loans being delivered into another company's mortgage-backed securities through a "piggyback" arrangement. The loss of this arrangement could adversely effect the Company's results of operations.

REVENUES

         Overall revenues for the nine months ended October 31, 1998 increased to $82,250,978 from $58,498,706 for the nine months ended October 31, 1997. Increased land contract originations resulted in a 64% increase in gain on sale to $4,285,832 from $2,607,562 for the nine months ended October 31, 1998 and 1997, respectively. Fiscal 1999 is the first full year this type of product was offered to the Company's sales force nationally. Gains on sale of real estate increased $3,958,469 to $7,110,978 form $3,152,509 for the first three quarters of fiscal 1999 as compared to the same period of fiscal 1998. The increase resulted from additional sales of 355 properties in fiscal 1999. Margins on these sales have remained consistent with prior years. Gains on bulk sales of servicing rights for the nine months ended October 31, 1998 and 1997 remained consistent at $4,655,156 and $4,497,872, respectively. Mortgage origination fees and gain on sales of mortgages increased $9,327,140, or 27%. This increase to $44,287,596 from $34,960,456 for the nine months ended October 31, 1998 and 1997, respectively, resulted from increased loan originations in fiscal 1999. Loan origination volume increased to $942 million for the three quarters ended October 31, 1998 as compared to $704 million, or 34%, for the three quarters ended October 31, 1997. Loan servicing fees decreased from $3,987,790 to $1,505,592 for the nine months ended October 31, 1997 and 1998, respectively. The Company expects servicing fees to continue to decrease as the Company's conforming servicing portfolio is sold off. Interest income increased $10,834,431, or 134% to $18,909,394 from $8,074,963 for the three quarters ended October 31, 1998 and 1997, respectively. This resulted from increased production volumes, particularly in non-conforming loans that were held prior to resale. These loans typically carry interest rates 2% to 5% greater than conforming loans. The holding period prior to resale has increased as a result of the turmoil in the secondary markets for whole loans and mortgage-backed securities.

EXPENSES

         Payroll and commission expense increased $13,182,068, or 57% to $36,496,670 for the nine months ended October 31, 1998 from $23,314,602 for the nine months ended October 31, 1997. As a percentage of revenue, payroll and commission expense increased to 44% from 40% for the first three quarters of fiscal 1999 and 1998, respectively. The increase was primarily related to the Company's growth strategy in the first half of fiscal 1999 of opening new lending offices. These new offices typically produce little revenue in their first 90 days. Interest expense increased to $22,087,317 from $10,586,140 for the nine months ended October 31, 1998 and 1997, respectively. This 109% increase resulted from the increased volume of loan originations, higher interest rates the Company is required to pay its warehouse lenders on non-conforming mortgages, interest on the $30 million of subordinated notes payable and longer holding periods prior to loan sales into the secondary market. Amortization expense decreased from $6,242,965 to 3,844,173 for the nine months ended October 31, 1997 and 1998, respectively. This 38% decrease resulted from less amortization of the Company's mortgage servicing portfolio which the Company has been selling off. Included in amortization expense for the nine months ended October 31, 1998 is a $1.4 million charge to create a general reserve for the Company's residual interests in securitizations. This is mainly the result of actual loan prepayments exceeding the estimates in valuing these residual interests. General and administrative expenses increased 61% from $12,067,672 to $19,374,819 for the three quarters ended October 31, 1997 and 1998, respectively. As a percentage of revenue, general and administrative expenses increased from 21% to 24% over the same periods. Again, this was the result of the Company's growth strategy in the first half of fiscal 1999.

YEAR 2000 PROBLEM

         Computer hardware and software with two digit year fields will be unable to distinguish between the year 2000 and the year 1900. The Company relies on a variety of hardware and software systems to operate its business. The failure of any of these systems could adversely affect the Company's financial condition.

         The Company has established a plan to prepare for the Year 2000 problem. The plan entails evaluating the Company's hardware and software systems for exposure to the problem, certifying and testing the systems and replacing certain systems with Year 2000 compliant ones. The Company's goal is to be Year 2000 ready by April 30, 1999.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                  Not Applicable


PART II.          OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits: The following exhibit is filed with this report:

                      27 - Financial Data Schedule

                  (b) Reports on Form 8-K:

                      The Company was not required to file any current reports on Form 8-K during the quarter ended October 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MCA FINANCIAL CORP.




Date:    October 14, 1998                By:      Patrick D. Quinlan,
                                               --------------------------------
                                                  Patrick D. Quinlan,
                                                  Chairman
                                                  (Principal Executive Officer)




Date:   October 14, 1998                 By:      Keith D. Pietila
                                               --------------------------------
                                                  Keith D. Pietila
                                                  Executive Vice President
                                                  (Principal Financial and
                                                  Accounting Officer)

                                INDEX TO EXHIBITS




EXHIBIT NO.                 DESCRIPTION
------- --                  -----------

   27                       Financial Data Schedule